Form 10-Q
period 1996-03-31
SPARTA PHARMACEUTICALS INC
filed 1996-05-15
CIK 884019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period Ended:
      March 31, 1996; or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from     to      .
                                                           ---    -----

                             Commission File Number
                                     0-23076

                           Sparta Pharmaceuticals, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





       Delaware                                           56-1755527
- ------------------------------------       -------------------------------------
  (State of incorporation)                   (IRS Employer Identification No.)


             111 Rock Rd.                         Horsham, PA 19044
- --------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 442-1700
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
    -------          -------

As of May 10, 1996, there were outstanding 8,190,931 shares of Common Stock, $.001 par value per share.

                                    FORM 10-Q

                                QUARTERLY REPORT


                      ----------------------------------

                                TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION

      Item 1. Financial Statements:
              Balance Sheets (Unaudited) as of March 31, 1996 and
                December 31, 1995                                          3
              Statements of Operations (Unaudited) for the
                three-month periods ended March 31, 1996 and 1995
                and for the period from June 12, 1990 (inception)
                to March 31, 1996                                          4
              Statements of Cash Flows (Unaudited) for the
                three-month periods ended March 31, 1996 and
                1995 and for the period from June 12, 1990
                (inception) to March 31, 1996                              5
           Notes to Financial Statements                                   6

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8


Part II.   OTHER INFORMATION

      Item 1. Legal Proceedings                                           11

      Item 2. Changes in Securities                                       11

      Item 3. Defaults Upon Senior Securities                             11

      Item 4. Submission of Matters to a Vote of Security Holders         11

      Item 5. Other Information                                           11

      Item 6. Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                                17

                                         SPARTA PHARMACEUTICALS, INC.
                                         (A Development Stage Company)
                                                Balance Sheets
                                                  (Unaudited)

                                                                  March 31,                 December 31,
Assets                                                              1996                         1995
                                                              ----------------            -----------------
Current assets:
  Cash and cash equivalents                                     $2,697,862                   $734,296
  Prepaid expenses and other assets                                147,531                    180,125
                                                                   -------                    -------
Total current assets                                             2,845,393                    914,421

Property, plant & equipment,net                                    580,025                     21,102
Other assets:
  License agreements, net of amortization
    of $56,002 in 1996 and $50,345 in 1995                          58,786                     64,443
    Restricted Cash                                                247,349                       ----
                                                                   -------               ------------
Total assets                                                    $3,731,553                   $999,966
                                                                ==========                   ========
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                           $393,433                   $185,861
                                                                  --------                   --------
Total current liabilities                                          393,433                    185,861

Shareholders' equity :
  Series A Convertible preferred stock, $.001  par value;
     authorized 330,000 shares;  issued and outstanding                300                        ---
     300,000 shares in 1996 and 0 in 1995.
  Series B Convertible Preferred Stock, $.001 par value;
    authorized and unissued 1,000,000 shares                           ---                        ---
  Series C Convertible Preferred Stock, $.001 par value;
    authorized and unissued 125,000 shares                             ---                        ---
  Preferred Stock, not designated, $.001 par value;
    authorized and unissued 9,875,000 shares                           ---                        ---
  Common Stock, $.001 par value; authorized 22,000,000
    shares; issued and outstanding 8,185,931 shares in
    1996 and 6,185,931 shares in 1995                                8,186                      6,186
  Additional paid-in capital                                    17,200,604                 10,825,375
 Deficit accumulated during the development stage             (13,667,017)               (10,017,456)
 Deferred compensation                                           (203,953)                        ---
                                                                 ---------              -------------
Total shareholders' equity                                       3,338,120                    814,105
                                                                 ---------                  ---------
Total liabilities and shareholders' equity                      $3,731,553                   $999,966
                                                                ==========                  =========
                   The accompanying notes are an integral part of the financial statements.

                                         SPARTA PHARMACEUTICALS, INC.
                                        (A Development Stage Company)
                                          Statements of Operations
                                                (Unaudited)

                                                 Three months ended March 31
                              ---------------------------------------------------------     Period From
                                                                                           June 12, 1990
                                                                                          (Inception) to
                                   1996                          1995                     March 31, 1996
                                   ----                          ----                     --------------
Revenue:
  Contract revenue             $-------                       $14,180                         $127,870
  Interest Income                18,713                        45,902                          310,375
                                 ------                        ------                          -------
Total Revenue                    18,713                        60,082                          438,245
                                 ------                        ------                          -------

Operating expenses:
  Research and development      292,858                       376,673                        6,297,263
  General and administrative    312,503                       257,572                        4,745,086
Charge for acquired research
  & development (Note 4)      3,062,913                    ----------                        3,062,913
                              ---------                                                      ---------

Net loss                     $(3,649,561)                  $ (574,163)                    $(13,667,017)
                             ===========                   ===========                    =============


Supplemental net loss
  per share                   $    ----                    $     ----                          $(2.77)
                                                                                               =======
Historical net loss
  per share                   $    (.56)                   $     (.09)                         $(3.91)
                              ==========                   ===========                         =======

Supplemental average number
  of shares outstanding
  (Note 2)                     --------                     ---------                        4,929,544
                                                                                             =========

Historical weighted
 average number of
 shares outstanding (Note 2)  6,559,557                       6,142,372                      3,494,946
                              =========                  ==============                      =========


                 The accompanying notes are an integral part of the financial statements.


                                      SPARTA PHARMACEUTICALS, INC.
                                      (A Development Stage Company)
                                        Statements of Cash Flows
                                               (Unaudited)

                                                  Three Months ended March 31        Period from June 12
                                                -----------------------------        1990 (Inception) to
                                                   1996              1995              March 31, 1996
                                                -----------       -----------            -----------
Operating activities:
Net loss  . . . . . . . . . . . . . . . . .     $(3,649,561)    $    (574,163)          $(13,667,017)
Adjustments to reconcile net loss to net
cash used in operating activities:
      Loss on investments                               ---               ---                   3,316
   Depreciation and amortization  . . . . .          15,314             9,254                 569,463
   Writedown of license agreement   . . . .                                                    45,200
       Acquired research &
       development (Note 4)   . . . . . . .       3,062,913               ---               3,062,913
   Issuance of convertible notes for
     services   . . . . . . . . . . . . . .             ---               ---                 220,474
   Issuance of stock for services   . . . .                            19,026                 157,751
   Compensation expense related to stock
   options granted  . . . . . . . . . . . .           2,147               ---                 202,147
   Changes in operating assets and
   liabilities:
    Prepaid expenses and other assets   . .          32,594            11,437               (147,531)
    Accounts payable and accrued expenses             6,730          (132,648)                192,591

                                                -----------       -----------            -----------
Net cash used in operating activities . . .        (529,863)         (667,094)            (9,360,693)

Investing activities:
Payment of acquisition related fees &
expenses                                            (80,000)              ---                (80,000)
Purchases of available-for-sale securities                                                (1,103,193)
Maturities of available for sale securities             ---               ---               1,099,877
Purchases of fixed assets . . . . . . . . .                                                  (54,866)
Acquisition of license agreements . . . . .                                                 (160,078)
                                                -----------       -----------            -----------
Net cash used in investing activities . . .         (80,000)              ---               (298,260)

Financing activities:
Proceeds from issuance of convertible notes
and notes payable . . . . . . . . . . . . .                                                 4,488,650
Repayment of notes payable  . . . . . . . .                                                 (640,000)
Proceeds from issuance of Common Stock  . .           2,000                                 4,914,031
Repurchase of common stock  . . . . . . . .                                                      (45)
Proceeds from issuance of Preferred Stock .       2,571,429                                 4,064,129
Increase in debt issuance costs. . . .  . .                                                  (469,950)
                                                -----------       -----------               ---------
Net cash provided by financing activities .       2,573,429               ---              12,356,815

Increase (Decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . .       1,963,566          (667,094)              2,697,862

Cash and cash equivalents at beginning of
period  . . . . . . . . . . . . . . . . . .         734,296         2,348,522                      -
                                                -----------       -----------            -----------
Cash and cash equivalents at end of period       $2,697,862        $1,681,428             $2,697,862
                                                ===========       ===========            ===========
Supplemental disclosures of cash flow
information:
Cash paid during the year for interest  . .             ---               ---               $196,972
                                                ===========       ===========            ===========
Supplemental disclosures of noncash
investing and financing activities:
Conversion of Convertible Notes and Series C
Convertible Preferred Stock into Common
  Stock . . . . . . . . . . . . . . . . . .             ---               ---             $4,086,624
                                                ===========       ===========            ===========

Issuance of Series A Convertible Preferred
Stock for cancellation of notes payable                ---               ---                $200,000
                                                ===========       ===========            ===========


                The accompanying notes are an integral part of the financial statements.

                                                   5

                         SPARTA PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements
                   For the Three Months Ended March 31, 1996
                                  (Unaudited)

1.   Company Activities and Significant Accounting Policies

     Sparta Pharmaceuticals, Inc. (formerly MediRx Pharmaceuticals, Inc.), a development stage company incorporated in 1990, is engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life threatening diseases, including cancer, cardiovascular disorders and acute inflammation.

     Basis of Presentation and Financing Activities

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred total net losses of $13,667,017 since inception. The Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors, including, but not limited to, continued progress in its research and development programs including its preclinical and clinical trials. The Company plans to engage in such ongoing financing efforts on a continuing basis.

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's 10-K for the fiscal year ended December 31, 1995. Results for the interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2.   Net Loss Per Share of Common Stock

     The historical net loss per share amounts are presented in accordance with Accounting Principles Bulletin No. 15 ("APB 15") and Staff Accounting Bulletin No. 83 ("SAB 83"). Under SAB 83, loss per share amounts for periods presented in the Company's S-1 Registration Statement dated June 21, 1994 previously filed in connection with the Company's initial public offering ("IPO") of its common stock are computed assuming that options, warrants and convertible debt and securities issued within one year prior to the filing of that registration statement, at prices or conversion prices less than the IPO price are outstanding for all periods presented, regardless of whether the effect is dilutive or anti-dilutive.

     The guidance under SAB 83 applies only to those periods presented in and prior to the Company's initial S-1 Registration Statement; all subsequent periods are governed solely by APB 15. Therefore, the net loss per share for periods after the IPO are computed in accordance with APB 15. Under this guidance, options, warrants, convertible debt and securities and other common stock equivalents are considered as outstanding only if their effect is dilutive (i.e. increasing the net loss per share).

     The Supplemental net loss per share amount for the period June 12, 1990 to March 31, 1996 gives effect to the conversion of the Preferred Stock and Convertible Notes into Common Stock which occurred contemporaneously with the closing of the Company's public offering.

 3.  Preferred Stock Issuance

     On February 29, 1996, the Company sold 300,000 shares of Series A Convertible Preferred Stock, $.001 par value, for an aggregate consideration of $3,000,000. Each share of Series A Convertible Preferred Stock is convertible into shares of the Company's common stock at the option of the holder at an initial conversion price of $2.25 per share of Common Stock, representing an initial conversion rate of 4.444444; and shall be automatically convertible into the securities sold in the Company's next equity offering of at least $2,500,000 (a "Qualified Offering"). The conversion price, subject to certain adjustments, will be the lesser of $2.25 and 75% of the price of the securities sold in the Qualified Offering. The exercise price and the number of shares of Common Stock purchasable upon the exercise of the Class A and Class B Warrants and the underwriter's purchase option were adjusted as a result of the issuance of the Series A Convertible Preferred Stock. Each Class A Warrant has been adjusted such that the exercise price is $6.16 and allows the holder to
acquire 1.1 shares of Common Stock.   Each Class B Warrant has been
adjusted such that the exercise price is $10.19 and allows the holder to acquire 1.1 shares of Common Stock. In connection with the Company's private placement of its Series A Preferred Stock, the Company paid commissions of $300,000 and non-accountable expense allowances of $90,000 to a company controlled by a significant shareholder which served as the Placement Agent. In addition, the Company issued to the Placement Agent a warrant to purchase 30,000 shares of Series A Convertible Preferred Stock, $.001 par value per share, for an aggregate purchase price of $375,000. The Company has signed a letter of intent with the placement agent to conduct a best efforts offering intended to be the Qualifying Offering. However, there can be no assurance that such proposed offering will be consummated, or if consummated, when the closing might occur or on w hat terms it will be consummated.


4.  Acquisition of the Business and Assets of Lexin Pharmaceutical
Corporation

     On March 15, 1996, the Company acquired the business and assets, and assumed certain liabilities of Lexin Pharmaceutical Corporation ("Lexin"), for an initial payment of 2,000,000 shares of the Company's Common Stock. The purchase agreement provides for the issuance of up to an additional 600,000 shares of Common Stock upon achievement of certain milestones related to the Lexin assets acquired. The acquisition was accounted for using the purchase method of accounting. The fair value of the net assets acquired was recorded based on the carrying value for monetary and fixed assets with the remaining portion of the purchase price ($3,062,913) allocated to acquired research and development, which was expensed in the quarter ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception in June 1990, the Company has been engaged in acquiring and developing technologies and drug candidates for the treatment of cancer and viral diseases. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of March 31, 1996, the Company's accumulated deficit was $13,667,017.

     On March 15, 1996, Sparta acquired the assets and business of Lexin Pharmaceutical Corporation ("Lexin") of Horsham, Pennsylvania. Lexin has been in the business of developing and commercializing technology and compounds which were licensed exclusively from the University of Pennsylvania and Wichita State University and are directed at the potential treatment of a number of life threatening diseases. The technology and compounds are related to inhibition of serine proteases, which are enzymes which digest proteins and are implicated in a number of diseases including cancer, cardiovascular disorders and acute inflammation. Lexin's lead compound LEX032, is under option to Astra Merck Inc. for acute pancreatitis.

The results of operations for the quarter ended March 31, 1996 include the operating expenses for the Lexin business from the date of acquisition. The Company's balance sheet at March 31, 1996 reflects the inclusion of the Lexin assets acquired.

Results of Operations

Three Months Ended March 31, 1995 and 1996

     Revenue decreased from $60,082 for the three months ended March 31, 1995 to $18,713 for the three months ended March 31, 1996 due primarily to a lower level of interest income. Interest income decreased from $45,902 in the first quarter of 1995 to $18,713 for the same period in 1996 due to a lower level of investable funds. Interest income is likely to decrease in subsequent periods as investable funds are consumed by the operations of the Company, unless the Company is able to secure additional funding. Contract revenue decreased to $0 for the first quarter of 1996 as compared to $14,180 for the first quarter of 1995. Contract revenues in the first quarter of 1995 resulted in part from the completion of work under a Phase I SBIR grant from the National Cancer Institute, under which grant the Company produced and tested formulations of etoposide utilizing its Spartaject(TM) Drug Delivery Technology. The balance of 1995 first quarter contract revenue related to a fee for a partially completed contract under which the Company provided a pharmaceutical client with drug formulations
utilizing its Spartaject(TM) Drug Delivery Technology.   The amount of
revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses decreased from $376,673, in the first quarter of 1995 to $292,858 in the first quarter of 1996. The decrease is largely attributable to decreased outside development expenditures by the Company on certain drug candidates during the first quarter of 1996 partially offset by increases in expenditures on applications of the Company's L.A.D.D. Technology and RII retinamide programs. Subject to the receipt of additional funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical and clinical trials, and regulatory activities increase.

     General and administrative expenses increased to $312,503, in the first quarter of 1996 from $257,572, in the first quarter of 1995. This increase is principally due to financial advisory fees incurred in the first quarter of 1996.

     The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

Liquidity and Capital Resources

     On February 29, 1996, the Company completed a private placement of
$3,000,000 of its Series A Convertible Preferred Stock   (the "Series A
Preferred Stock"), $.001 par value per share. The Series A Preferred Stock sold in the financing is convertible at any time at the option of the holder at an initial conversion price of $2.25 per share of common stock. In addition, the Series A Preferred Stock is automatically convertible into the securities sold in the Company's next equity offering of at least $2,500,000. The conversion price, subject to certain adjustments, will be the lesser of $2.25 and 75% of the price of the securities sold in the qualifying offering. In connection with the private placement, the Company paid commissions of $300,000 and non-accountable expense allowances of $90,000 to a company controlled by a significant shareholder. In addition, the Company issued the placement agent a warrant to purchase 30,000 shares of the Series A Preferred Stock , for an aggregate purchase price of $375,000. Net proceeds of the financing after commissions, legal fees and other expenses were approximately $2,570,000.

     The Company has used approximately $9,360,693 to fund operations from inception through March 31, 1996. The Company has financed its operations to date from the proceeds of its private placement of Series A Preferred Stock, its initial public offering in June and July 1994, prior placements of equity and convertible debt securities and investment income. In 1996, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate of $232,000, of which $27,000 has been paid as of April 30, 1996. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to $225,000, of which approximately $72,000 had been paid as of April 30, 1996.
The Company currently anticipates making payments totaling $60,000 under this agreement in 1996, none of which has been paid as of April 30, 1996. The Company is a party to several research agreements which require payments upon certain events. The Company anticipates making payments of approximately $457,000 under the agreements which were in effect as of April 30, 1996. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with two of its executive officers and a former executive officer as well as certain consulting agreements which provide for annual, minimum payments of $500,000 and $97,000, respectively in 1996, of which $177,479 has been paid as of April 30, 1996. Upon the acquisition of the assets and business of Lexin, Sparta assumed an operating lease obligation which will require the Company to make payments of approximately $100,000 in 1996. The Company has contracted with Cato Research Ltd. ("Cato") to provide drug development services. Cato's services are paid for with a combination of cash and Common Stock.

     As of March 31, 1996, the Company had cash and cash equivalents of $2,697,862, accounts payable and accrued expenses of $393,433, and working capital of $2,451,960. The report of the Company's independent auditors on the Company's financial statements as of December 31,1995 and 1994 for the years then ended and for the period from June 12, 1990 (inception) to December 31, 1995 contains a paragraph regarding the uncertainty with respect to the ability of the Company to continue as a going concern.

     The Company currently anticipates that the available cash, cash equivalents, and investments will be sufficient to fund operations through the
third quarter of 1996.   However, the Company may be required to obtain
additional financing to continue operations during such period in the event of cost overruns or unanticipated expenses. The Company has experienced delays in funding its planned research and development activities and will require substantial additional funds to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors, including, but not limited to, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has signed a letter of intent with a placement agent do a"best efforts" equity offering (the "Proposed Equity Offering") which is anticipated to commence during the second quarter of 1996. However, its letter of intent does not represent a legal commitment to complete the Proposed Equity Offering and there can be no assurance that the Proposed Equity Offering will be consummated or, if consummated, when the closing might occur or on what terms it will be consummated. The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of such other additional funds. Moreover, because of the Company's potential long-term capital requirements, it may undertake additional equity offerings whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate research and development programs, capital expenditures, and other operating expenses. The Company may be required to obtain funds through arrangements with collaborative partners that may require the Company to relinquish certain material rights to its products that it would not otherwise relinquish.

     The Company's ability to raise funds is likely to be adversely affected if it is unable to continue to meet the listing criteria on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap(SM) Market. The NASDAQ SmallCap Market listing criteria requires a minimum of $2,000,000 in total assets and a minimum capital and surplus of $1,000,000. The Company's assets fell below the required minimum during the third quarter of 1995. The Listing Qualifications Committee of NASDAQ (the "Qualifications Committee") granted the Company a temporary exception from such requirements subject to meeting certain conditions, one of which was the closing of the recently completed private placement no later than February 29, 1996. On March 14, 1996, the Company was notified that it had satisfied the requirements for continued listing. If the Company does not raise sufficient funds, it will again fail to meet such criteria during the first six months of 1996. If such funds are not received until the later part of such period, the Company either will have to significantly reduce its operations, particularly its research and development, in order to maintain compliance or it will cease to be in compliance during such period. If the Company becomes unable to meet such criteria and is delisted from NASDAQ, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the National Association of Securities Dealers Inc.'s ("NASD") "Electronic Bulletin Board." If delisting occurs, the Company's securities may also become "penny stock" as defined in the Securities Exchange Act of 1934, which may also adversely affect the Company's ability to raise funds. As a result, an investor would likely find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders during the quarterly period ended March 31, 1996.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number                              Description
- ------                             ------------

  %%%2.1          -- Copy of the Asset Purchase Agreement, with
                     exhibits thereto, dated February 22,  1996,
                     between the Registrant and Lexin
                     Pharmaceutical Corporation
   %%3.4          -- Restated Certificate of Incorporation
                     (including Certificate of Designation filed
                     February 26, 1996 and Certificate of
                     Retirement filed March 5, 1996)
   **4.1          -- Article Fourth, Article Sixth and Article
                     Seventh of the Certificate of
                     Incorporation, as amended (filed as
                     Exhibit 3.1)
   **4.2          -- Form of Common Stock Certificate
   **4.3          -- Form of Class A Warrant Certificate
   **4.4          -- Form of Class B Warrant Certificate
  ***4.5          -- Unit Purchase Option granted to Americorp
                     Securities Inc. dated June 28, 1994
  ***4.6          -- Warrant Agreement entered into among
                     Midlantic National Bank, Americorp
                     Securities, Inc., and the Registrant dated
                     June 21, 1994
  *+10.1          -- Exclusive License Agreement, dated
                     October 1, 1991, between the Registrant and
                     Yale University ("Yale") and Subscription
                     Agreement, dated October 21, 1991, between
                     the Registrant and Yale
  *+10.1A         -- Revised pages of Exhibit 10.1
  *+10.2          -- License Agreement, dated October 7, 1991,
                     between the Registrant and The Research
                     Foundation of State University of New York
  *+10.2A         -- Revised pages of Exhibit 10.2
  *+10.3          -- Research and License Agreement, dated as of
                     October 15, 1991, between the Registrant
                     and Institute of Materia Medica of the
                     Chinese Academy of Medical Sciences
                     ("BIMM"), as amended by an Amendment of
                     Research and License Agreement, dated as of
                     March 1, 1992, between the Registrant and
                     BIMM
  *+10.3A         -- Revised pages of Exhibit 10.3
  *+10.4          -- Licensing and First Refusal Agreement,
                     dated as of March 12, 1992, between the

                     Registrant and the Dana-Farber Cancer Institute, Inc. ("Dana-Farber"), a Letter Agreement, dated March 12, 1992, between the Registrant and Dana-Farber, and a Letter Agreement, dated September 12, 1992, between the Registrant and Dana-Farber
*+10.4A           -- Revised pages of Exhibit 10.4
*+10.5            -- License Agreement, dated as of August 31, 1992, between the Registrant and Imperial Chemical Industries PLC
*+10.5A           -- Revised pages of Exhibit 10.5
 *10.6            -- Letter Agreement, dated October 30, 1992, among the
                     Registrant, Imperial Chemical Industries PLC, and ICI Bioscience Limited
*+10.7            -- Collaboration and Option Agreement, dated September 18,
                     1992, by and among the Registrant, Cancer Research Campaign and Cancer Research Campaign Technology Limited
*+10.7A           -- Revised pages of Exhibit 10.7
*+10.8            -- Sublicense Agreement, dated July 13, 1992, between the
                     Registrant and Research Triangle Pharmaceuticals Ltd. ("RTP"), as amended by a Letter Agreement, dated
                     October 27, 1992, between the Registrant and RTP and by a Second Amendment to Sublicense Agreement, dated
                     March 19, 1993, between the Registrant and RTP
*+10.8A           -- Revised pages of Exhibit 10.8
*+10.9            -- Service Agreement, dated November 27, 1991, between the
                     Registrant and Cato Research, Ltd. ("Cato"), as amended by a Letter Agreement, dated March 16, 1993, between the Registrant and Cato
 *10.9A           -- Revised pages of Exhibit 10.9
 *10.10           -- Letter Agreement, dated October 28, 1991, between the
                     Registrant and Cato
 *10.11           -- Subscription Agreement, dated November 27, 1991, between the Registrant and Cato Holding Co
 *10.12           -- Subscription Agreement, dated December 10, 1993, between the Registrant and Cato Holding Co.
 *10.13           -- Employment Agreement, dated as of January 28, 1991,
                     between the Registrant and William M. Sullivan, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties
 *10.14           -- Nonqualified Stock Option Agreement, dated as of
                     December 3, 1991, between the Registrant and
                     William M. Sullivan
 *10.15           -- Confidentiality Agreement, dated as of January 28, 1991, between the Registrant and William M. Sullivan
 *10.16           -- Employment Agreement, dated July 2, 1992, between the
                     Registrant and William McCulloch, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and Guarantee by The Castle Group Ltd.
 *10.17           -- Incentive Stock Option Agreement, dated as of October 1,
                     1992, between the Registrant and William McCulloch
 *10.18           -- Nonqualified Stock Option Agreement, dated as of
                     October 1, 1992, between the Registrant and
                     William McCulloch
 *10.19           -- Nonqualified Stock Option Agreement, dated as of
                     October 1, 1992, between the Registrant and
                     William McCulloch
 *10.20           -- Confidentiality Agreement, dated as of July 2, 1992,
                     between the Registrant and William McCulloch
 *10.21           -- Noncompetition Agreement, dated as of October 1, 1992,
                     between the Registrant and William McCulloch
 *10.22           -- Employment Agreement, dated September 10, 1992, between the Registrant and Richard N. Scott, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and Guarantee by The Castle Group Ltd.

*10.23            -- Incentive Stock Option Agreement, dated as of
                     September 10, 1992, between the Registrant and
                     Richard N. Scott
*10.24            -- Nonqualified Stock Option Agreement, dated as of
                     September 10, 1992, between the Registrant and
                     Richard N. Scott
*10.25            -- Confidentiality Agreement, dated as of September 10,
                     1992, between the Registrant and Richard N. Scott
*10.26            -- Confidentiality Agreement, dated as of September 10,
                     1992, between the Registrant and John S. McBride
*10.27            -- Letter Agreement, dated March 23, 1993, between the
                     Registrant and Paramount Capital, Inc., as amended by Letter Agreements dated June 24, 1993, June 28, 1993, September 24, 1993 and November 5, 1993
*10.28            -- Indemnification Agreement, dated as of June 3, 1992,
                     between the Registrant and The Castle Group Ltd. relative to William McCulloch
*10.29            -- Indemnification Agreement, dated as of September 15,
                     1992, between the Registrant and The Castle Group Ltd. relative to Richard N. Scott
*10.30            -- 1991 Stock Plan, as amended
*10.31            -- Stock Repurchase Agreement, dated as of November 21,
                     1991, between the Registrant and Peter Barton Hutt
*10.32            -- Stock Repurchase Agreement, dated as of October 25,
                     1991, between the Registrant and Charles O. O'Brien
*10.33            -- Stock Repurchase Agreement, dated as of October 15,
                     1991, between the Registrant and Sir John Vane
*10.34            -- Stock Repurchase Agreement, dated as of December 24,
                     1991, between the Registrant and The Sir John Vane Trust
*10.35            -- Stock Repurchase Agreement, dated as of October 5, 1993, between the Registrant and Richard N. Scott and related Assignment of even date between the parties
*10.36            -- Form of convertible notes issued on or prior to
                     October 28, 1993 and schedule of purchasers of notes
*10.37            -- Form of Note Purchase and Subscription Agreement for
                     issuance of convertible notes issued prior to
                     October 28, 1993 and schedule of purchasers of notes
*10.38            -- Form of convertible notes issued in November 1993 and
                     schedule of purchasers of notes
*10.39            -- Note Purchase and Subscription Agreement dated as of
                     November 12, 1993 between the Registrant and Financial Strategic Portfolios, Inc. -- Health Sciences Portfolio ("FSP") for issuance of convertible notes (See
                     Exhibit 10.38 hereunder for Exhibit A to this
                     Exhibit 10.39)
*10.40            -- Form of Note Purchase and Subscription Agreement for
                     issuance of convertible notes issued in November 1993 other than to FSP
*10.41            -- Form of Note Purchase and Exchange Agreement for
                     exchange of convertible notes, form of convertible notes and schedule of parties thereto
*10.41A           -- Revised schedule of parties to Exhibit 10.41
*10.42            -- Stock Purchase and Exchange Agreement, dated as of
                     December 10, 1993, between the Registrant and FBL Ventures of South Dakota
*10.43            -- Registration Rights Agreement, dated November 12, 1993, among the Registrant and certain rights holders, as amended as of December 14, 1993
*10.44            -- Subscription Agreement dated September 14, 1992 and
                     Letter Agreements dated October 12, 1992 and
                     December 13, 1993, between the Registrant and Yale
                     University
*10.44A           -- Letter Agreement dated January 4, 1994
*10.45            -- Noncompetition Agreement, dated as of September 10,
                     1992, between the Registrant and Richard N. Scott

***10.46          -- M/A Agreement between the Registrant and Americorp
                     Securities, Inc. dated June 28, 1994
 **10.47          -- Form of Warrant Purchase Agreement among the Registrant;
                     Healthcare Capital Investments, Inc. and Societe Generale Securities Corporation; and the Holders listed on Schedule I thereto
 **10.48          -- Form of Warrant Purchase Agreement among the Registrant,
                     Paramount Capital, Inc. and the Holders listed on
                     Schedule I thereto
***10.49          -- Underwriting Agreement between the Registrant and
                     Americorp Securities, Inc. dated June 21, 1994
***10.50          -- Unit Purchase Option granted to LT Lawrence & Company,
                     Inc. dated June 28, 1994
  #10.51          -- Nonqualified Stock Option Agreement, dated as of
                     December 16, 1994, between the Registrant and
                     William M. Sullivan
  #10.52          -- Nonqualified Stock Option Agreement, dated as of
                     July 10, 1994, between the Registrant and Sir John Vane,
                     FSR
  #10.53          -- Nonqualified Stock Option Agreement, dated as of
                     July 10, 1994, between the Registrant and
                     Charles O. O'Brien
  #10.54          -- Nonqualified Stock Option Agreement, dated as of
                     July 10, 1994, between the Registrant and
                     Peter Barton Hutt
  #10.55          -- Incentive Stock Option Agreement, dated as of
                     December 16, 1994, between the Registrant and
                     William McCulloch
  #10.56          -- Amendment (as of March 14, 1994) to the Employment
                     Agreement, dated July 2, 1992, between the Registrant and William McCulloch, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and Guaranteed by The Castle Group Ltd.
  #10.57          -- Amendment (dated November 26, 1994) to the Service
                     Agreement, dated November 27, 1991, between the Registrant and Cato Holding Co.
  #10.58          -- Amendment (dated December 16, 1994) to the Employment
                     Agreement, dated January 28, 1991, between the Registrant and William M. Sullivan, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties.
 ##10.59          -- Nonqualified Stock Option Agreement, dated as of June 7,
                     1995, between the Registrant and Sir John Vane, FSR
 ##10.60          -- Nonqualified Stock Option Agreement, dated as of June 7,
                     1995, between the Registrant and Charles O. O'Brien
 ##10.61          -- Nonqualified Stock Option Agreement, dated as of June 7,
                     1995, between the Registrant and Peter Barton Hutt
 ##10.62          -- Amendment (dated June 1, 1995) to the Research and
                     License Agreement, dated as of October 15, 1991, between the Registrant and Institute of Materia Medica of the Chinese Academy of Medical Sciences ("BIMM"), as amended by an Amendment of Research and License Agreement, dated as of March 1, 1992, between the Registrant and BIMM
   10.63          -- Financial Advisory Agreement between the Registrant and
                     Americorp Securities, Inc., dated as of June 29, 1995
  %10.64          -- Amendment (dated as of September 14, 1994) to the
                     Collaboration and Option Agreement, dated September 18, 1992, by and among the Registrant, Cancer Research Campaign and Cancer Research Campaign Technology Limited
 %%10.65          -- Form of Nonqualified Stock Option Agreement, dated as of
                     December 10, 1995, between the Company and William M. Sullivan
 %%10.66          -- Incentive Stock Option Agreement, dated as of
                     December 10, 1995, between the Company and William
                     McCulloch
 %%10.67          -- Distribution Agreement, dated as of December 1, 1995,
                     among Sparta Pharmaceuticals, Inc., Orphan Europe SARL and Swedish Orphan, AB
 %%10.68          -- Warrant Agreement between Sparta Pharmaceuticals, Inc.
                     and Paramount Capital, Inc., dated February 29, 1996

  10.69           -- Financial advisory agreement between the Registrant and
                     Paramount Capital, Inc. dated  as of February 29, 1996.
 !10.70           -- Evaluation and option agreement between Lexin
                     Pharmaceutical Corporation and Astra Merck, Inc.
                     dated as of October 25, 1995. (Assigned to Registrant pursuant to the Lexin purchase)
 !10.71           -- Collaborative Research and Licensing Agreement between
                     Lexin Pharmaceutical Corporation and Wichita State University dated as of April 1, 1994. (Assigned to Registrant pursuant to the Lexin purchase)
 !10.72           -- License Agreement between PI Research Corporation
                     (predecessor in name to Lexin Pharmaceutical
                     Corporation) and the Trustees of The University of Pennsylvania dated as of January 2, 1992. (Assigned to Registrant pursuant to the Lexin purchase)
   10.73          -- Amendment (dated March 15, 1996) to the Employment
                     Agreement dated January 28, 1991, between the Registrant and William M. Sullivan, as amended by letter agreements, dated as of March 2, 1993 and December 16, 1994, between the parties.
   10.74          -- Placement Agency Agreement between the Registrant and
                     Paramount Capital, Inc., dated as of January 22, 1996.
   11.1           -- Statement Re Computation of Per Share Earnings.
   27.1           -- Financial Data Schedule


- -----------------

* Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-72882, filed on December 14, 1993, or amendments thereto, and are incorporated by reference herein.
** Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-78086, filed on April 25, 1994, or in Amendment No. 1 thereto, filed on June 1, 1994.
*** Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, filed on August 15, 1994 and are incorporated by reference herein.
# Previously filed with the Company's 1994 Annual Report on Form 10-K, filed on March 31, 1995, and are incorporated by reference herein.
## Previously filed with the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 1995, filed on August 14, 1995.
### Previously filed with the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on January 24, 1996.
% Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on November 14, 1995.
%% Previously filed with the Company's 1995 Annual Report on Form 10-K, filed on April 1, 1996,and are incorporated by reference herein.
%%% Previously filed with the Company's report on Form 8-K filed on April 1, 1996, and is incorporated by reference herein.
+ Confidential Treatment has been granted by the Securities and Exchange Commission.
! Confidential Treatment has been requested from the Securities and Exchange Commission

 The Company filed the following reports on Form 8-K during the quarter:

     On February 5, 1996, a report on Form 8-K dated January 18, 1996 was filed with the Securities and Exchange Commission announcing the continued listing of Sparta Pharmaceuticals' common stock and other securities on the NASDAQ SmallCap market via an exception from the total assets requirement. No financial statements were filed with the report.

     On February 23, 1996,   a report on Form 8-K dated February  22, 1996 was
filed with the Securities and Exchange Commission announcing an agreement to acquire all of the assets and business of Lexin

Pharmaceutical Corporation ("Lexin"), in exchange for up to 2,600,000 shares of Sparta Pharmaceuticals' common stock. No financial statements were filed with the report.

     On March 14, 1996, a report on Form 8-K dated March 6, 1996 was filed with the Securities and Exchange Commission announcing the completion of a private placement of $3,000,000 of convertible preferred stock. No financial statements were filed with the report.

     On April 1, 1996, a report on Form 8-K dated March 15, 1996 was filed with the Securities and Exchange Commission announcing the acquisition of the assets and business of Lexin Pharmaceutical Corporation. The report also announced the appointments of Dr. Jerry B. Hook, former President, CEO and Director of Lexin, and Ronald H. Spair, former Vice President and Chief Financial Officer of Lexin, to those positions at Sparta. Richard L. Sherman, a former Director of Lexin was appointed a Director of Sparta Pharmaceuticals, Inc. It was impracticable to provide the required financial statements for Lexin Pharmaceutical Coporation at the date of filing. The statements were filed via an amendment to the report on Form 8-K filed on May 3, 1996.

     On May 3, 1996, a report on Form 8-K dated April 30, 1996 was filed with the Securities and Exchange Commission announcing a change in the Registrant's independent public accountants.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Sparta Pharmaceuticals, Inc.

 May 10, 1996    By: /s/  Jerry B. Hook       President and Chief Executive
- -------------        ------------------------ Officer (principal  executive
 Date                Jerry B. Hook, Ph.D.     officer) and Director




 May 10, 1996    By: /s/ Ronald H. Spair      Vice President and Chief Financial
- -------------      -------------------------  Officer (principal Financial
 Date              Ronald H.Spair             Officer)