Form 10-Q/A
period 1996-03-31
SPARTA PHARMACEUTICALS INC
filed 1996-07-17
CIK 884019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q/A
                            Amendment No. 1 to Form 10-Q

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

     This Form 10-Q/A Amendment No. 1 to the Form 10-Q of Sparta Pharmaceuticals, Inc. (the "Company") filed for the quarterly period ended March 31, 1996 amends and restates the information regarding Exhibit 10.70,
Exhibit 10.71 and Exhibit 10.72. The copies of Exhibit 10.70A, Exhibit 10.71A and Exhibit 10.72A filed herewith omit portions of said exhibits for which the Company has requested confidential treatment from the Securities and Exchange Commission. The portions of said exhibits for which confidential treatment has
been requested are marked "[    ]" in each exhibit.

                            PART II-OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as Exhibits hereto.

Exhibit
Number                              Description
- ------                             ------------

 !10.70A          -- Evaluation and option agreement between Lexin
                     Pharmaceutical Corporation and Astra Merck, Inc.
                     dated as of October 25, 1995. (Assigned to Registrant pursuant to the Lexin purchase)
 !10.71A          -- Collaborative Research and Licensing Agreement between
                     Lexin Pharmaceutical Corporation and Wichita State University dated as of April 1, 1994. (Assigned to Registrant pursuant to the Lexin purchase)
 !10.72A          -- License Agreement between PI Research Corporation
                     (predecessor in name to Lexin Pharmaceutical
                     Corporation) and the Trustees of The University of Pennsylvania dated as of January 2, 1992. (Assigned to Registrant pursuant to the Lexin purchase)


- -----------------

! Confidential Treatment has been requested from the Securities and Exchange Commission

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Sparta Pharmaceuticals, Inc.

July 16, 1996    By: /s/  Jerry B. Hook       President and Chief Executive
- -------------        ------------------------ Officer (principal  executive
 Date                Jerry B. Hook, Ph.D.     officer) and Director




July 16, 1996    By: /s/ Ronald H. Spair      Vice President and Chief Financial
- -------------      -------------------------  Officer (principal Financial
 Date              Ronald H.Spair             Officer)