Form 10-Q
period 1996-06-30
SPARTA PHARMACEUTICALS INC
filed 1996-08-09
CIK 884019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period Ended: June 30, 1996; or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____ to ____.

                             Commission File Number
                                     0-23076

                          Sparta Pharmaceuticals, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        56-1755527
- ---------------------------------     ------------------------------------------
  (State of incorporation)                    (IRS Employer Identification No.)

            111 Rock Rd.                               Horsham, PA 19044
- --------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (215) 442-1700
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|   No |_|

As of August 9, 1996, there were outstanding 8,192,219 shares of Common Stock, $.001 par value per share.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                   ----------

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:
                 Balance Sheets (Unaudited) as of June 30, 1996 and
                   December 31, 1995                                         3
                 Statements of Operations (Unaudited) for the
                   three-month periods and for the six-month periods
                   ended June 30, 1996 and 1995 and for the period from
                   June 12, 1990 (inception) to June 30, 1996                4
                 Statements of Cash Flows (Unaudited) for the six-month
                   periods ended June 30, 1996 and 1995 and for the
                   period from June 12, 1990 (inception) to June 30, 1996    5
                 Notes to Financial Statements                               6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          12

         Item 2. Changes in Securities                                      12

         Item 3. Defaults Upon Senior Securities                            12

         Item 4. Submission of Matters to a Vote of Security Holders        12

         Item 5. Other Information                                          13

         Item 6. Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                                  19

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                                     June 30,      December 31,
Assets                                                 1996           1995
                                                   ------------    ------------

Current assets:
  Cash and cash equivalents                        $  1,727,922    $    734,296
  Prepaid expenses and other current assets              46,654         180,125
                                                   ------------    ------------
Total current assets                                  1,774,576         914,421

Property, plant & equipment, net                        535,091          21,102
Other assets:
  License agreements, net of amortization
    of $61,587 in 1996 and $50,345 in 1995               53,200          64,443
  Deferred financing costs                              101,912            --
  Restricted Cash                                       250,482            --
                                                   ------------    ------------
Total assets                                       $  2,715,261    $    999,966
                                                   ============    ============

Liabilities and shareholders' equity
  Current liabilities:
  Accounts payable and accrued expenses            $    525,294    $    185,861
                                                   ------------    ------------
Total current liabilities                               525,294         185,861

Shareholders' equity :
  Series A Convertible Preferred Stock, $.001
    par value; authorized 330,000 shares;
    issued and outstanding                                  300            --
     300,000 shares in 1996 and 0 in 1995
  Series B Convertible Preferred Stock,
    $.001 par value; authorized and unissued
    3,000,000 shares                                       --              --
  Preferred Stock, not designated, $.001 par
    value; authorized and unissued
    7,670,000 shares                                       --              --
  Common Stock, $.001 par value; authorized
    42,000,000 shares; issued and outstanding
    8,191,943 shares in 1996 and 6,185,931
    shares in 1995                                        8,192           6,186
  Additional paid-in capital                         17,203,542      10,825,375
  Deficit accumulated during the development stage  (14,830,995)    (10,017,456)
  Deferred compensation                                (191,072)           --
                                                   ------------    ------------
Total shareholders' equity                            2,189,967         814,105
                                                   ------------    ------------
Total liabilities and shareholders' equity         $  2,715,261    $    999,966
                                                   ============    ============



    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                      Three Months Ended                Six Months Ended          Period From
                                           June 30,                         June 30,             June 12, 1990
                                     ---------------------           ----------------------      (Inception) to
                                     1996             1995           1996            1995        June 30, 1996
                                     ----             ----           ----            ----        -------------
Revenue:
  Contract revenue             $       --        $      2,695    $       --           16,875      $    127,870
  Interest income                    28,871            37,759          47,584         83,661           339,246
                               ------------      ------------    ------------   ------------      ------------
Total revenue                        28,871            40,454          47,584        100,536           467,116

Operating expenses:
  Research and development          741,144           581,512       1,034,002        958,185         7,038,407
  General and administrative        451,705           207,191         764,208        464,763         5,196,791
Charge for acquired research
 and development (Note 4)              --                --         3,062,913           --           3,062,913
                               ------------      ------------    ------------   ------------      ------------

Net loss                       $ (1,163,978)     $   (748,249)   $ (4,813,539)  $ (1,322,412)     $(14,830,995)
                               ============      ============    ============   ============      ============

Net loss per share             $       (.14)     $       (.12)   $       (.65)  $       (.21)     $      (4.07)
                               ============      ============    ============   ============      ============

Weighted average number
of shares outstanding (Note 2)    8,189,669         6,168,419       7,374,613      6,155,468         3,640,484
                               ============      ============    ============   ============      ============




    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                       Six Months ended June 30,        Period from June 12 1990
                                                 -----------------------------------          (Inception) to
                                                       1996                 1995              June 30, 1996
                                                 -----------------    --------------    ------------------------
Operating activities:
Net loss ........................................  $ (4,813,539)       $ (1,322,412)         $(14,830,995)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Recognition of gain/loss on investments .....                             3,316                 3,316
    Depreciation and amortization ...............        65,834              18,508               619,983
    Writedown of license agreement ..............          --                  --                  45,200
       Acquired research & development (Note 4) .     3,062,913                                 3,062,913
    Issuance of convertible notes for services ..          --                  --                 220,474
    Issuance of stock for services ..............         2,944              43,469               160,695
    Compensation expense related to stock
      options granted ...........................        15,028                --                 215,028
    Changes in operating assets and liabilities:
     Prepaid expenses and other assets ..........       133,470              33,121               (46,655)
     Accounts payable and accrued expenses ......       189,434             129,037               375,295
                                                   ------------        ------------          ------------
Net cash used in operating activities ...........    (1,343,916)         (1,094,961)          (10,174,746)

Investing activities:
Payment of acquisition related fees & expenses ..      (130,842)               --                (130,842)
Purchases of available-for-sale securities ......          --                  --              (1,103,193)
Maturities of available-for-sale securities .....                         1,099,877             1,099,877
Purchases of fixed assets .......................          --                                     (54,866)
Acquisition of license agreements ...............          --                  --                (160,078)
                                                   ------------        ------------          ------------
Net cash provided by (used in) investing
  activities ....................................      (130,842)          1,099,877              (349,102)


Financing activities:
Proceeds from issuance of convertible
  notes and notes payable
                                                           --                  --               4,488,650
Repayment of notes payable ......................          --                  --                (640,000)
Proceeds from issuance of Common Stock ..........         2,000               7,500             4,914,031
Repurchase of common stock ......................          --                  --                     (45)
Proceeds from issuance of Preferred Stock .......     2,571,429                --               4,064,129
Increase in debt issuance costs .................          --                  --                (469,950)
Increase in deferred financing costs ............      (105,045)               --                (105,045)
                                                   ------------        ------------          ------------
Net cash provided by financing activities .......     2,468,384               7,500            12,251,770
                                                   ------------        ------------          ------------
Increase in cash and cash equivalents ...........       993,626              12,416             1,727,922

Cash and cash equivalents at beginning of
  period ........................................       734,296           2,348,522                  --
                                                   ------------        ------------          ------------
Cash and cash equivalents at end of period ......  $  1,727,922        $  2,360,938          $  1,727,922
                                                   ============        ============          ============

Supplemental disclosures of cash flow
  information:

Cash paid during the year for interest ..........  $       --            $       --            $    196,972
                                                   ============          ============          ============
Supplemental disclosures of noncash investing
  and financing activities:
Conversion of Convertible Notes and Series C
Convertible Preferred Stock into Common
  Stock .........................................  $       --            $       --            $  4,086,624
                                                   ============          ============          ============
Issuance of Series A Convertible Preferred
  Stock for cancellation of notes payable .......  $       --            $       --            $    200,000
                                                   ============          ============          ============



    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                     For the Six Months Ended June 30, 1996
                                   (Unaudited)

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

     Basis of Presentation and Financing Activities

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred total net losses of $14,830,995 since inception. The Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors, including, but not limited to, continued progress in its research and development programs including its preclinical and clinical trials. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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

2.   Net Loss Per Share of Common Stock

     The net loss per share amounts are presented in accordance with Accounting Principles Bulletin No. 15. Under this guidance, options, warrants, convertible debt and securities and other common stock equivalents are not considered outstanding as their effect would be anti-dilutive for both primary and fully diluted earnings per share computations.

3.   Preferred Stock Issuance

     On February 29, 1996, the Company sold 300,000 shares of Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for an aggregate consideration of $3,000,000. Each share of Series A Preferred Stock is convertible into shares of the Company's Common Stock, $.001 par value ("Common Stock"), at the option of the holder at an initial conversion price of $2.25 per share of Common Stock, representing an initial conversion rate of 4.444444, and shall be automatically convertible into the securities sold in the Company's next equity offering of at least $2,500,000 (a "Qualified Offering"). The conversion price, subject to certain adjustments, will be the lesser of $2.25 and 75% of the price of the securities sold in the Qualified Offering. In connection with the Company's outstanding Class A and B Warrants and an underwriter's purchase option issued in connection with its initial public offering, the exercise price and the number of shares of Common Stock purchasable upon the exercise of such Class A and Class B Warrants and the underwriter's purchase option were adjusted as a result of the issuance of the Series A Convertible Preferred Stock. Each Class A Warrant has been adjusted such that the exercise price is $6.16 and allows the holder to acquire 1.1 shares of Common Stock. Each Class B Warrant has been adjusted such that the exercise price is $10.19 and allows the holder to acquire 1.1 shares of Common Stock. In connection with the Company's private placement of its Series A Preferred Stock, the Company paid commissions of $300,000 and non-accountable expense allowances of $90,000 to a company controlled by a significant shareholder which served as the Placement Agent. In addition, the Company issued to the Placement Agent a warrant to purchase 30,000 shares of Series A Preferred Stock for an aggregate purchase price of $375,000.

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

5.   Subsequent Events

     On July 3, 1996 and August 1, 1996, the Company held initial and interim closings related to an ongoing private placement of equity securities. Gross proceeds involved in the closings amounted to $3,290,000 and $2,997,500, respectively. The securities sold were Units, or fractions thereof, and each Unit was comprised of 10,000 shares of the Company's Series B Convertible Preferred Stock , par value $.001 per share ("Series B Preferred Stock"), and a warrant to purchase 66,667 shares of the Company's Common Stock at an exercise price of $1.50 per share. Each unit was priced at $100,000. The private placement has a minimum offering size of 30 Units and a maximum offering size of 75 Units. Additionally, the Company has granted the placement agent an over-allotment option to offer for sale up to an additional 75 Units.

     The Series B Preferred Stock included in the Units is convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion price of $1.50 per share such that the 10,000 shares of the Company's Series B Preferred Stock included in a Unit are convertible into 66,667 shares of the Company's Common Stock . Each Warrant has a five year term. In addition, the currently outstanding shares of the Company's Series A Preferred Stock will be automatically converted into Units sold in this private placement as this financing is considered a Qualified Offering.

     In connection with the initial and interim closings of the Unit offering, the Company paid aggregate commissions of $565,875 and non-accountable expense allowances of $251,500 to a company controlled by a significant shareholder which served as the Placement Agent. In addition, and in connection with the initial and interim closings of the Unit offering, the Company is obligated to issue to the Placement Agent a warrant to purchase 62,875 shares of Series B Preferred Stock for an aggregate purchase price of $691,625 and a warrant to purchase 419,169 shares of the Company's Common Stock for an aggregate purchase price of $754,504.

     In the event of a Liquidation Event ( as defined in the Company's Restated Certificate of Incorporation), the holders of the Series B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B Preferred Stock, including Common Stock. Holders of Series B Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B Preferred Stock consent otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception in June 1990, the Company has been engaged in acquiring and developing technologies and drug candidates for the treatment of cancer and viral diseases, and through its acquisition of the assets and business of Lexin Pharmaceutical Corporation, cardiovascular disorders and acute inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of June 30, 1996, the Company's accumulated deficit was $14,830,995.

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

     The results of operations for the quarter and six months ended June 30, 1996 include the operating expenses for the Lexin business from the date of acquisition and a charge for acquired research and development amounting to $3,062,913 related to the Lexin acquisition. The Company's balance sheet at June 30, 1996 reflects the inclusion of the Lexin assets acquired.

Results of Operations

Three Months Ended June 30, 1995 and 1996

     Revenue decreased from $40,454 for the three months ended June 30, 1995 to $28,871 for the three months ended June 30, 1996 due primarily to a lower level of interest income. Interest income decreased from $37,759 in the second quarter of 1995 to $28,871 in the second quarter of 1996 due to a lower level of funds available for investment. Interest income is likely to increase in the quarter ending September 30, 1996 due to a higher level of funds available for investment resulting from the Company's private placement of Units on July 3, 1996. Subsequently, interest income is likely to decrease as funds are consumed by the operations of the Company, unless the Company is able to secure additional funding. The amount of revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses increased from $581,512 in the second quarter of 1995 to $741,144 in the second quarter of 1996. This is largely attributable to increased expense levels, resulting from the Lexin purchase, in the areas of personnel, facility-related and legal offset by a net decrease in outside development expenditures on certain drug candidates during the second quarter of 1996. Subject to the receipt of additional funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical and clinical trials, and regulatory activities increase.

     General and administrative expenses increased from $207,191 in the second quarter of 1995 to $451,705 in the second quarter of 1996. This increase is principally due to increases in financial advisory fees along with increased expenditures in the areas of personnel, facility-related and legal as a result of the Lexin purchase.

     The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

Six Months Ended June 30, 1995 and 1996

     Revenue decreased from $100,536 for the six months ended June 30, 1995 to $47,584 for the six months ended June 30, 1996 due primarily to lower levels of interest income. Interest income decreased from $83,661 for the six months ended June 30, 1995 to $47,584 for the six months ended June 30, 1996 due to a lower level of funds available for investment. Contract revenue decreased from $16,875 for the six months ended June 30, 1995 to $0 for the six months ended June 30, 1996. Contract revenues for the six months ended June 30, 1995 resulted from the completion of work under a Phase I SBIR grant from the National Cancer Institute, under which grant the Company produced and tested formulations of etoposide utilizing its Spartaject(TM) Drug Delivery Technology and a fee for a partially completed contract under which the Company provided a pharmaceutical client with drug formulations utilizing its Spartaject(TM) Drug Delivery Technology. The amount of revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses increased from $958,185 for the six months ended June 30, 1995 to $1,034,002 for the six months ended June 30, 1996. This is largely attributable to increased expense levels, resulting from the Lexin purchase, in the areas of personnel, facility-related and legal offset by a net decrease in outside development expenditures on certain drug candidates during the first six months of 1996. Subject to the receipt of additional funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical and clinical trials, and regulatory activities increase.

     General and administrative expenses increased to $764,208 for the six months ended June 30, 1996 from $464,763 for the six months ended June 30, 1995. This increase is principally due to increases in financial advisory fees along with increased expenditures in the areas of personnel, facility-related and legal as a result of the Lexin purchase.

Liquidity and Capital Resources

     On February 29, 1996, the Company completed a private placement of $3,000,000 of its Series A Convertible Preferred Stock, $.001 par value per share (the "Series A Preferred Stock"). The Series A Preferred Stock sold in the financing is convertible at any time at the option of the holder at an initial conversion price of $2.25 per share of common stock. In addition, the Series A Preferred Stock is automatically convertible into the securities sold in the Company's next equity offering of at least $2,500,000. The conversion price, subject to certain adjustments, will be the lesser of $2.25 and 75% of the price of the securities sold in the qualifying offering. In connection with the private placement, the Company paid commissions of $300,000 and non-accountable expense allowances of $90,000 to a company controlled by a significant shareholder. In addition, the Company issued the placement agent a warrant to purchase 30,000 shares of the Series A Preferred Stock , for an aggregate purchase price of $375,000. Net proceeds of the financing after commissions, legal fees and other expenses were approximately $2,570,000.

     On July 3, 1996 and August 1, 1996, the Company held initial and interim closings related to an ongoing private placement of equity securities. Gross proceeds involved in the closings amounted to $3,290,000 and $2,997,500, respectively. The securities sold were Units, or fractions thereof, and each Unit was comprised of 10,000 shares of the Company's Series B Convertible Preferred Stock , par value $.001 per share ("Series B Preferred Stock"), and five-year warrants (the "Warrants") to purchase 66,667 shares of the Company's Common Stock, par value $.001 per share ("Common Stock") at an exercise price of $1.50 per share. Each Unit was priced at $100,000. The private placement has a minimum offering size of 30 Units and a maximum offering size of 75 Units. Additionally, the Company has granted the placement agent an over-allotment option to offer for sale up to an additional 75 Units.

     The Series B Preferred Stock included in the Units is convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion price of $1.50 per share such that the 10,000 shares of the Company's Series B Preferred Stock included in a Unit are convertible into 66,667 shares of the Company's Common Stock . In addition, the currently outstanding shares of the Company's Series A preferred stock will be automatically converted into Units sold in this private placement as this financing is considered a Qualified Offering.

     In connection with the initial and interim closings of the Unit offering, the Company paid aggregate commissions of $565,875 and non-accountable expense allowances of $251,500 to a company controlled by a significant shareholder which served as the Placement Agent. In addition, and in connection with the initial and interim closings of the Unit offering, the Company is obligated to issue to the Placement Agent a warrant to purchase 62,875 shares of Series B Preferred Stock for an aggregate purchase price of $691,625 and warrants to purchase 419,169 shares of the Company's Common Stock for an aggregate consideration of $754,504.

     In the event of a Liquidation Event ( as defined in the Company's Restated Certificate of Incorporation), the holders of the Series B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B Preferred Stock, including Common Stock. Holders of Series B Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B Preferred Stock consent otherwise.

     The Company is obligated to , as soon as practicable, but not later than 30 days following the final closing of the private placement, file a registration statement with the Securities and Exchange Commission with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock, the Common Stock issuable upon exercise of the Warrants included in the Units, and the Warrants (collectively, the "Registrable Securities"). The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective and to remain effective until such time as the holders of the Registrable Securities have completed the distribution described therein or at such time as the holder may sell pursuant to an exemption under the Securities Act.

     The Company has used approximately $10,174,746 to fund operations from inception through June 30, 1996. The Company has financed its operations to date from the proceeds of its private placement of Series A Preferred Stock, its initial public offering in June and July 1994, prior placements of equity and convertible debt securities and investment income. In 1996, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate of $232,000, of which $27,000 has been paid as of July 31, 1996. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to $225,000, of which approximately $72,000 had been paid as of July 31, 1996. The Company currently anticipates making payments totaling $60,000 under this agreement in 1996, none of which has been paid as of July 31, 1996. The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments. The Company anticipates making payments of approximately $1,625,000 under the agreements which were in effect as of July 31, 1996. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with two of its executive officers and a former executive officer as well as certain consulting agreements which provide for aggregate annual, minimum payments of $500,000 and $97,000, respectively in 1996, of which $339,000 has been paid as of July 31, 1996. Upon the acquisition of the assets and business of Lexin, Sparta assumed an operating lease obligation which will require the Company to make payments of approximately $100,000 in 1996. The Company has contracted with Cato Research Ltd. ("Cato") to provide drug development services. Cato's services are paid for with a combination of cash and Common Stock.

     As of June 30, 1996, the Company had cash and cash equivalents of $1,727,922, accounts payable and accrued expenses of $525,294, and working capital of $1,249,282. The report of the Company's independent auditors on the Company's financial statements as of December 31, 1995 and 1994 for the years then ended and for the period from June

12, 1990 (inception) to December 31, 1995 contains a paragraph regarding the uncertainty with respect to the ability of the Company to continue as a going concern.

     The Company currently anticipates that the available cash, cash equivalents, and investments will be sufficient to fund operations through the third quarter of 1997. However, the Company may be required to obtain additional financing to continue operations during such period in the event of cost overruns or unanticipated expenses. The Company has experienced delays in funding its planned research and development activities and will require substantial additional funds to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors, including, but not limited to, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of such other additional funds. Moreover, because of the Company's potential long-term capital requirements, it may undertake additional equity offerings whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate research and development programs, capital expenditures, and other operating expenses. The Company may be required to obtain funds through arrangements with collaborative partners that may require the Company to relinquish certain material rights to its products that it would not otherwise relinquish.

     The Company's ability to raise funds is likely to be adversely affected if it is unable to continue to meet the listing criteria on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market. The NASDAQ SmallCap Market listing criteria requires a minimum of $2,000,000 in total assets and a minimum capital and surplus of $1,000,000. The Company's assets fell below the required minimum during the third quarter of 1995. The Listing Qualifications Committee of NASDAQ (the "Qualifications Committee") granted the Company a temporary exception from such requirements subject to meeting certain conditions, one of which was the closing of the recently completed private placement no later than February 29, 1996. On March 14, 1996, the Company was notified that it had satisfied the requirements for continued listing. If the Company is unable to raise sufficient funds when needed, thereby allowing it to remain in compliance with the listing requirements, the Company will either have to significantly reduce its operations, particularly its research and development, or it will cease to be in compliance during such period. If the Company becomes unable to meet such criteria and is delisted from NASDAQ, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the National Association of Securities Dealers Inc.'s ("NASD") "Electronic Bulletin Board." If delisting occurs, the Company's securities may also become "penny stock" as defined in the Securities Exchange Act of 1934, which may also adversely affect the Company's ability to raise funds. As a result, an investor would likely find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities.

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES

        On July 3 and August 1, 1996, the Company held closings related to its private placement of Series B Preferred Stock. In the event of a Liquidation Event ( as defined in the Company's Restated Certificate of Incorporation), holders of Series B Preferred Stock have a liquidation preference with respect to their shares over holders of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting of the shareholders of Sparta Pharmaceuticals, Inc. was held on June 17, 1996.

        (b) Not applicable.

        (c) Matters Voted Upon:

        Election of Directors. Lindsay A. Rosenwald, M.D. and Jerry B. Hook, Ph.D. were re-elected to the Board of Directors in an uncontested election.

            Votes were cast as follows:

            For both candidates: 5,494,969
            Withheld for each candidate: 31,411

        Proposal to increase by 500,000 shares the aggregate number of shares for which stock rights may be granted under the 1991 Stock Plan.

            Votes were cast as follows:

            For: 4,327,516
            Against: 254,426
            Abstentions: 40,931
            Broker non-votes: 903,507

        Proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock by 20,000,000 shares to 42,000,000 shares.

            Votes were cast as follows:

            For: 5,411,979
            Against: 53,745
            Abstentions: 35,931

            Broker non-votes: 24,725

        Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996.

            Votes were cast as follows

            For: 5,437,460
            Against: 1,220
            Abstentions: 87,700

        (d) Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

Exhibit
Number                                            Description

 %%%2.1   -- Copy of the Asset Purchase Agreement, with exhibits thereto, dated
             February 22, 1996, between the Registrant and Lexin Pharmaceutical Corporation
    3.4   -- Amended and Restated Certificate of Incorporation filed August 1,
             1996.
  **4.2   -- Form of Common Stock Certificate
  **4.3   -- Form of Class A Warrant Certificate
  **4.4   -- Form of Class B Warrant Certificate
 ***4.5   -- Unit Purchase Option granted to Americorp Securities Inc. dated
             June 28, 1994
 ***4.6   -- Warrant Agreement entered into among Midlantic National Bank,
             Americorp Securities, Inc., and the Registrant dated June 21, 1994
 *+10.1   -- Exclusive License Agreement, dated October 1, 1991, between the
             Registrant and Yale University ("Yale") and Subscription Agreement, dated October 21, 1991, between the Registrant and Yale
 *+10.1A  -- Revised pages of Exhibit 10.1
 *+10.2   -- License Agreement, dated October 7, 1991, between the Registrant and The Research Foundation of State University of New York
 *+10.2A  -- Revised pages of Exhibit 10.2
 *+10.3   -- Research and License Agreement, dated as of October 15, 1991, between the Registrant and Institute of Materia Medica of the Chinese Academy of Medical Sciences ("BIMM"), as amended by an Amendment of Research and License Agreement, dated as of March 1, 1992, between the Registrant and BIMM
 *+10.3A  -- Revised pages of Exhibit 10.3
 *+10.4   -- Licensing and First Refusal Agreement, dated as of March 12, 1992, between the Registrant and the Dana-Farber Cancer Institute, Inc. ("Dana-Farber"), a Letter Agreement, dated March 12, 1992, between the Registrant and Dana-Farber, and a

             Letter Agreement, dated September 12, 1992, between the Registrant and Dana-Farber
 *+10.4A  -- Revised pages of Exhibit 10.4
 *+10.5   -- License Agreement, dated as of August 31, 1992, between the
             Registrant and Imperial Chemical Industries PLC
 *+10.5A  -- Revised pages of Exhibit 10.5
  *10.6   -- Letter Agreement, dated October 30, 1992, among the Registrant,
             Imperial Chemical Industries PLC, and ICI Bioscience Limited
 *+10.7   -- Collaboration and Option Agreement, dated September 18, 1992, by and among the Registrant, Cancer Research Campaign and Cancer Research Campaign Technology Limited
 *+10.7A  -- Revised pages of Exhibit 10.7
 *+10.8   -- Sublicense Agreement, dated July 13, 1992, between the Registrant and Research Triangle Pharmaceuticals Ltd. ("RTP"), as amended by a Letter Agreement, dated October 27, 1992, between the Registrant and RTP and by a Second Amendment to Sublicense Agreement, dated March 19, 1993, between the Registrant and RTP
 *+10.8A  -- Revised pages of Exhibit 10.8
 *+10.9   -- Service Agreement, dated November 27, 1991, between the Registrant and Cato Research, Ltd. ("Cato"), as amended by a Letter Agreement, dated March 16, 1993, between the Registrant and Cato
  *10.9A  -- Revised pages of Exhibit 10.9
  *10.10  -- Letter Agreement, dated October 28, 1991, between the Registrant and Cato
  *10.11  -- Subscription Agreement, dated November 27, 1991, between the
             Registrant and Cato Holding Co
  *10.12  -- Subscription Agreement, dated December 10, 1993, between the
             Registrant and Cato Holding Co.
  *10.13  -- Employment Agreement, dated as of January 28, 1991, between the
             Registrant and William M. Sullivan, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties
  *10.14  -- Nonqualified Stock Option Agreement, dated as of December 3, 1991, between the Registrant and William M. Sullivan
  *10.15  -- Confidentiality Agreement, dated as of January 28, 1991, between the Registrant and William M. Sullivan
  *10.16  -- Employment Agreement, dated July 2, 1992, between the Registrant and William McCulloch, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and Guarantee by The Castle Group Ltd.
  *10.17  -- Incentive Stock Option Agreement, dated as of October 1, 1992, between the Registrant and William McCulloch
  *10.18  -- Nonqualified Stock Option Agreement, dated as of October 1, 1992, between the Registrant and William McCulloch
  *10.19  -- Nonqualified Stock Option Agreement, dated as of October 1, 1992, between the Registrant and William McCulloch
  *10.20  -- Confidentiality Agreement, dated as of July 2, 1992, between the
             Registrant and William McCulloch
  *10.21  -- Noncompetition Agreement, dated as of October 1, 1992, between the
             Registrant and William McCulloch
  *10.22  -- Employment Agreement, dated September 10, 1992, between the
             Registrant and Richard N. Scott, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and Guarantee by The Castle Group Ltd.
  *10.23  -- Incentive Stock Option Agreement, dated as of September 10, 1992, between the Registrant and Richard N. Scott

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

 **10.47  -- Form of Warrant Purchase Agreement among the Registrant; Healthcare
             Capital Investments, Inc. and Societe Generale Securities Corporation; and the Holders listed on Schedule I thereto
 **10.48  -- Form of Warrant Purchase Agreement among the Registrant, Paramount
             Capital, Inc. and the Holders listed on Schedule I thereto
***10.49  -- Underwriting Agreement between the Registrant and Americorp
             Securities, Inc. dated June 21, 1994
***10.50  -- Unit Purchase Option granted to LT Lawrence & Company, Inc. dated
             June 28, 1994
  #10.51  -- Nonqualified Stock Option Agreement, dated as of December 16, 1994, between the Registrant and William M. Sullivan
  #10.52  -- Nonqualified Stock Option Agreement, dated as of July 10, 1994, between the Registrant and Sir John Vane, FSR
  #10.53  -- Nonqualified Stock Option Agreement, dated as of July 10, 1994, between the Registrant and Charles O. O'Brien
  #10.54  -- Nonqualified Stock Option Agreement, dated as of July 10, 1994, between the Registrant and Peter Barton Hutt
  #10.55  -- Incentive Stock Option Agreement, dated as of December 16, 1994, between the Registrant and William McCulloch
  #10.56  -- Amendment (as of March 14, 1994) to the Employment Agreement, dated
             July 2, 1992, between the Registrant and William McCulloch, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and Guaranteed by The Castle Group Ltd.
  #10.57  -- Amendment (dated November 26, 1994) to the Service Agreement, dated
             November 27, 1991, between the Registrant and Cato Holding Co. #10.58 -- Amendment (dated December 16, 1994) to the Employment Agreement, dated January 28, 1991, between the Registrant and William M. Sullivan, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties
 ##10.59  -- Nonqualified Stock Option Agreement, dated as of June 7, 1995, between the Registrant and Sir John Vane, FSR
 ##10.60  -- Nonqualified Stock Option Agreement, dated as of June 7, 1995, between the Registrant and Charles O. O'Brien
 ##10.61  -- Nonqualified Stock Option Agreement, dated as of June 7, 1995, between the Registrant and Peter Barton Hutt
 ##10.62  -- Amendment (dated June 1, 1995) to the Research and License
             Agreement, dated as of October 15, 1991, between the Registrant and Institute of Materia Medica of the Chinese Academy of Medical Sciences ("BIMM"), as amended by an Amendment of Research and License Agreement, dated as of March 1, 1992, between the Registrant and BIMM
  ^10.63  -- Financial Advisory Agreement between the Registrant and Americorp
             Securities, Inc., dated as of June 29, 1995
  %10.64  -- Amendment (dated as of September 14, 1994) to the Collaboration and
             Option Agreement, dated September 18, 1992, by and among the Registrant, Cancer Research Campaign and Cancer Research Campaign Technology Limited
 %%10.65  -- Form of Nonqualified Stock Option Agreement, dated as of December
             10, 1995, between the Company and William M. Sullivan
 %%10.66  -- Incentive Stock Option Agreement, dated as of December 10, 1995, between the Company and William McCulloch
 %%10.67  -- Distribution Agreement, dated as of December 1, 1995, among Sparta
             Pharmaceuticals, Inc., Orphan Europe SARL and Swedish Orphan, AB %%10.68 -- Warrant Agreement between Sparta Pharmaceuticals, Inc. and
             Paramount Capital,

             Inc., dated February 29, 1996
  ^10.69  -- Financial advisory agreement between the Registrant and Paramount
             Capital, Inc. dated as of February 29, 1996
^^!10.70  -- Evaluation and option agreement between Lexin Pharmaceutical
             Corporation and Astra Merck, Inc. dated as of October 25, 1995 (Assigned to Registrant pursuant to the Lexin purchase)
^^!10.71  -- Collaborative Research and Licensing Agreement between Lexin
             Pharmaceutical Corporation and Wichita State University dated as of April 1, 1994 (Assigned to Registrant pursuant to the Lexin purchase)
^^!10.72  -- License Agreement between PI Research Corporation (predecessor in name to Lexin Pharmaceutical Corporation) and the Trustees of The University of Pennsylvania dated as of January 2, 1992 (Assigned to Registrant pursuant to the Lexin purchase)
  ^10.73  -- Amendment (dated March 15, 1996) to the Employment Agreement dated
             January 28, 1991, between the Registrant and William M. Sullivan, as amended by letter agreements, dated as of March 2, 1993 and December 16, 1994, between the parties
  ^10.74  -- Placement Agency Agreement between the Registrant and Paramount
             Capital, Inc., dated as of January 22, 1996
   10.75 -- Placement Agency Agreement between the Registrant and Paramount Capital, Inc., dated as of June 3, 1996
   10.76 -- Amendment (dated January 10, 1996) to the Stock Option Agreements between the Registrant and William McCulloch dated as of October 1, 1992, December 1, 1996, December 16, 1994 and December 11, 1995
   10.77 -- Amendment (dated March 29, 1996) to the Collaborative Research and Licensing Agreement between Lexin Pharmaceutical Corporation and Wichita State University dated as of April 1, 1994 (Assigned to Registrant pursuant to the Lexin purchase)
    11.1  -- Statement Re Computation of Per Share Earnings
    27    -- Financial Data Schedule

- ----------

* Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-72882, filed on December 14, 1993, or amendments thereto, and are incorporated by reference herein.
** Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-78086, filed on April 25, 1994, or in Amendment No. 1 thereto, filed on June 1, 1994.
*** Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, filed on August 15, 1994 and are incorporated by reference herein.
# Previously filed with the Company's 1994 Annual Report on Form 10-K, filed on March 31, 1995, and are incorporated by reference herein.
## Previously filed with the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 1995, filed on August 14, 1995.
### Previously filed with the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on January 24, 1996.
% Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on November 14, 1995.
%% Previously filed with the Company's 1995 Annual Report on Form 10-K, filed on April 1, 1996, and are incorporated by reference herein.
%%% Previously filed with the Company's report on Form 8-K filed on April 1, 1996, and is incorporated by reference herein.
+ Confidential Treatment has been granted by the Securities and Exchange Commission.
! Confidential Treatment has been requested from the Securities and Exchange Commission.

^ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 15, 1996.

^^ Previously filed with the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1996, filed on July 17, 1996.

     (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter:

     On April 1, 1996, a report on Form 8-K dated March 15, 1996 was filed with the Securities and Exchange Commission announcing the acquisition of the assets and business of Lexin Pharmaceutical Corporation. The report also announced the appointments of Dr. Jerry B. Hook, former President, CEO and Director of Lexin, and Ronald H. Spair, former Vice President and Chief Financial Officer of Lexin, to those positions at Sparta. Richard L. Sherman, a former Director of Lexin was appointed a Director of Sparta Pharmaceuticals, Inc. It was impracticable to provide the required financial statements for Lexin Pharmaceutical Corporation at the date of filing. The statements were filed via an amendment to the report on Form 8-K filed on May 3, 1996.

     On May 3, 1996, a report on Form 8-K dated April 30, 1996 was filed with the Securities and Exchange Commission announcing a change in the Registrant's independent public accountants.

     On May 3, 1996, a report on Form 8-K/A dated March 15, 1996 was filed with the Securities and Exchange Commission amending the Form 8-K dated March 15, 1996 announcing the acquisition of the assets and liabilities of Lexin Pharmaceutical Corporation. This amendment contains the required financial statements omitted from the original filing.

     On June 4, 1996, a report on Form 8-K dated May 15, 1996 was filed with the Securities and Exchange Commission which included a press release announcing that the Company had received clearance from the Food and Drug Administration to begin clinical trials with 5-fluoro pyrimidinone (5-FP), an orally bioavailable prodrug of the widely used anti-cancer agent, 5-fluorouracil (5-FU).

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Sparta Pharmaceuticals, Inc.


August 9, 1996       By: /s/ Jerry B. Hook        President and Chief Executive
- ---------------          -----------------------  Officer (principal executive
Date                     Jerry B. Hook, Ph.D.     officer) and Director



August 9, 1996       By: /s/ Ronald H. Spair      Vice President and Chief
- ---------------          -----------------------  Financial Officer (principal
Date                     Ronald H. Spair          Financial Officer)