Form 10-Q
period 1996-09-30
SPARTA PHARMACEUTICALS INC
filed 1996-11-13
CIK 884019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period Ended: September 30, 1996; or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ________.

                             Commission File Number
                                     0-23076

                          Sparta Pharmaceuticals, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         56-1755527
----------------------------               -------------------------------------
(State of incorporation)                     (IRS Employer Identification No.)

                         111 Rock Rd. Horsham, PA 19044
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (215) 442-1700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

As of November 11, 1996, there were outstanding 8,481,085 shares of Common Stock, $.001 par value per share.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                 ---------------

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION (UNAUDITED)

         Item 1. Financial Statements:
                 Balance Sheets as of September 30, 1996 and
                 December 31, 1995                                            3
                 Statements of Operations for the three-month periods
                  and for the nine-month periods ended September 30,
                  1996 and 1995 and for the period from June 12, 1990
                  (inception) to September 30, 1996                           4
                 Statements of Cash Flows for the nine-month periods
                  ended September 30, 1996 and 1995 and for the period
                  from June 12, 1990 (inception) to September 30, 1996        5
                 Notes to Financial Statements                                6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8


Part II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           12

         Item 2. Changes in Securities                                       12

         Item 3. Defaults Upon Senior Securities                             12

         Item 4. Submission of Matters to a Vote of Security Holders         12

         Item 5. Other Information                                           12

         Item 6. Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                   19

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                                    September 30,  December 31,
                                                        1996           1995
                                                    -------------  ------------
Assets

Current assets:
  Cash and cash equivalents                         $ 11,534,906   $    734,296
  Prepaid expenses and other current assets               69,271        180,125
                                                    ------------   ------------
        Total current assets                          11,604,177        914,421

Property, plant & equipment, net                         500,915         21,102
Other assets:
  License agreements, net of amortization
    of $67,445 in 1996 and $50,345 in 1995                47,343         64,443
    Restricted Cash                                      194,451           --
                                                    ------------   ------------
                                                    $ 12,346,886   $    999,966
                                                    ============   ============
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses             $    365,849   $    185,861
                                                    ------------   ------------
        Total current liabilities                        365,849        185,861

Shareholders' equity:
  Preferred Stock, not designated, $.001 par
    value; authorized and unissued 8,000,000 shares         --             --
  Series B' Convertible Preferred Stock, $.001 par
    value; authorized 3,000,000 shares; issued
    and outstanding 1,696,500 shares in 1996 and
    0 shares in 1995                                       1,697           --
  Common Stock, $.001 par value; authorized
    42,000,000 shares; issued and outstanding
    8,192,219 shares in 1996 and 6,185,931 shares
    in 1995                                                8,192          6,186
  Additional paid-in capital                          28,165,073     10,825,375
  Deficit accumulated during the development stage   (15,815,734)   (10,017,456)
  Deferred compensation                                 (178,191)          --
  Stock subscriptions receivable                        (200,000)          --
        Total shareholders' equity                    11,981,037        814,105
                                                    ------------   ------------
                                                    $ 12,346,886   $    999,966
                                                    ============   ============


    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                          Period From
                                     Three Months Ended          Nine Months Ended       June 12, 1990
                                        September 30                September 30        (Inception) to
                                 -------------------------   -------------------------     September
                                     1996          1995          1996          1995         30, 1996
                                     ----          ----          ----          ----         --------
Revenue:
  Contract revenue               $      --     $     1,000   $      --     $    17,875   $    127,870
  Interest income                    101,197        24,400       148,781       108,061        440,443
                                 -----------   -----------   -----------   -----------   ------------
        Total revenue                101,197        25,400       148,781       125,936        568,313

Operating expenses:
  Research and development           834,199       608,817     1,868,201     1,567,002      7,872,606
  General and administrative         251,737       239,586     1,015,945       704,349      5,448,528
  Charge for acquired research
   and development (Note 4)             --            --       3,062,913          --        3,062,913
                                 -----------   -----------   -----------   -----------   ------------
Net loss                         $  (984,739)  $  (848,403)  $(5,798,278)  $(2,145,415)  $(15,815,734)
                                 ===========   -----------   ===========   ===========   ============

Net loss per share               $      (.12)  $      (.13)  $      (.76)  $      (.35)  $      (4.14)
                                 ===========   ===========   ===========   ===========   ============

Weighted average number
 of shares outstanding (Note 2)    8,192,195     6,174,000     7,649,130     6,161,713      3,822,394
                                 ===========   ===========   ===========   ===========   ============


    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                              Period from
                                                         Nine Months ended September 30,     June 12, 1990
                                                         ------------------------------      (Inception) to
                                                                1996          1995         September 30, 1996
                                                         ---------------  -------------    ------------------
Operating activities:
Net loss ................................................  $ (5,798,278)  $(2,145,415)        $(15,815,734)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Recognition of gain/loss on investments .............          --           3,316                3,316
    Depreciation and amortization .......................       117,093        25,315              671,242
    Writedown of license agreement ......................          --            --                 45,200
      Acquired research & development (Note 4) ..........     3,062,913          --              3,062,913
    Issuance of convertible notes for services ..........          --            --                220,474
    Issuance of stock for services ......................         3,694        76,692              161,445
    Compensation expense related to stock options granted        27,909          --                227,909
    Changes in operating assets and liabilities:
     Prepaid expenses and other assets ..................       110,853      (191,795)             (69,272)
     Restricted cash ....................................        52,898          --                 52,898
     Accounts payable and accrued expenses ..............        29,989      (139,843)             215,850
                                                           ------------   -----------         ------------
Net cash used in operating activities ...................    (2,392,929)   (2,371,730)         (11,223,759)
                                                           ------------   -----------         ------------

Investing activities:
Payment of acquisition related fees & expenses ..........      (130,842)         --                (130,842)
Purchases of available-for-sale securities ..............          --            --              (1,103,193)
Maturities of available-for-sale securities .............          --       1,099,877             1,099,877
Purchases of fixed assets ...............................       (11,226)         --                 (66,092)
Acquisition of license agreements .......................          --            --                (160,078)
                                                           ------------   -----------          ------------
Net cash provided by (used in) investing activities .....      (142,068)    1,099,877              (360,328)
                                                           ------------   -----------          ------------

Financing activities:
Proceeds from issuance of convertible notes and notes
payable .................................................          --            --               4,488,650
Repayment of notes payable ..............................          --            --                (640,000)
Proceeds from issuance of Common Stock ..................         2,000         7,500             4,914,031
Repurchase of common stock ..............................          --            --                     (45)
Proceeds from issuance of Preferred Stock ...............    13,333,607          --              14,826,307
Increase in debt issuance costs .........................          --            --                (469,950)
                                                           ------------   -----------          ------------
Net cash provided by financing activities ...............    13,335,607         7,500            23,118,993
                                                           ------------   -----------          ------------
Increase (Decrease) in cash and cash equivalents ........    10,800,610    (1,264,353)           11,534,906

Cash and cash equivalents at beginning of period ........       734,296     2,348,522                  --
                                                           ------------   -----------          ------------
Cash and cash equivalents at end of period ..............  $ 11,534,906   $ 1,084,169          $ 11,534,906
                                                           ============   ===========          ============

Supplemental disclosures of cash flow information:

Cash paid during the year for interest ..................  $       --     $      --            $    196,972
                                                           ============   ===========          ============
Supplemental disclosures of noncash investing and
financing activities:
Conversion of Convertible Notes and Series C
Convertible Preferred Stock into Common
  Stock .................................................  $       --     $      --            $  4,086,624
                                                           ============   ===========          ============
Issuance of Series A Convertible Preferred Stock for
cancellation of notes payable ...........................  $       --     $      --            $    200,000
                                                           ============   ===========          ============


    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

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

     Basis of Presentation and Financing Activities

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred total net losses of $15,815,734 since inception. The Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors, including, but not limited to, continued progress in its research and development programs including its preclinical and clinical trials. The Company plans to engage in such ongoing financing efforts on a continuing basis.

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's 10-K, as amended, for the fiscal year ended December 31, 1995. Results for the interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2.   Net Loss Per Share of Common Stock

     The net loss per share amounts are presented in accordance with Accounting Principles Bulletin No. 15. Under this guidance, options, warrants, convertible debt and securities and other common stock equivalents are not considered outstanding as their effect would be anti-dilutive for both primary and fully diluted earnings per share computations.

3.   Preferred Stock and Unit Issuances

     On February 29, 1996, the Company sold 300,000 shares of Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate consideration of $3,000,000. The Series A Preferred Stock, pursuant to its Certificate of Designation, was automatically converted into units comprised of Series B' Convertible Preferred Stock and Class C Common Stock Warrants in connection with a "Qualified Offering" (as defined in the Certificate of Designation) concluded during July and August 1996. In connection with the Company's private placement of its Series A Preferred Stock, the Company paid commissions of $300,000 and non-accountable expense allowances of $90,000 to a company controlled by a significant shareholder which served as placement agent for the transaction (the "Placement Agent"). In addition, the Company issued to the Placement Agent a warrant to purchase 30,000 shares of Series A

Preferred Stock for an aggregate exercise price of $375,000, which was converted into a warrant to purchase securities offered in the Qualified Offering concluded during July and August 1996. Net proceeds of the financing after commissions, legal fees and other expenses were approximately $2,570,000.

     In July and August 1996, the Company completed a private placement of equity securities. All previously issued shares of Series B Convertible Preferred Stock were converted into shares of Series B' Convertible Preferred Stock concurrently with the closing held on August 23, 1996 so as to give all purchasers comparable rights and privileges. Gross proceeds involved in the placement amounted to $12,965,000. The securities sold were Units, or fractions thereof, and each Unit was comprised of 10,000 shares of the Company's Series B' Convertible Preferred Stock , par value $.001 per share ("Series B' Preferred Stock"), and a warrant to purchase 66,667 shares of the Company's Common Stock at an exercise price of $1.50 per share. Each unit was priced at $100,000.

     The Series B' Preferred Stock included in the Units is convertible at any time at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $1.50 per share such that the 10,000 shares of the Company's Series B' Preferred Stock included in a Unit are convertible into 66,667 shares of the Company's Common Stock. In the event of a Liquidation Event ( as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. On August 23, 1997 the conversion rate of the Series B' Convertible Preferred Shares into shares of Common Stock will be subject to increase if the average closing bid price of the Common Stock for the 30 consecutive trading days immediately prior to August 23, 1997 is not greater than $1.95 per share. The outstanding Series B' Preferred Stock is currently convertible into 11,309,722 shares of Common Stock. Class C Warrants to purchase 11,309,722 shares of Common Stock are currently outstanding and are redeemable under certain conditions after one year. Each Warrant has a five year term.

     The Company filed a Registration Statement on Form S-3 on October 7, 1996 registering for resale 11,309,722 of the Company's Class C Warrants and 25, 324,253 shares of the Company's Common Stock issuable upon exercise of the Class C Warrants, conversion of the Series B' Convertible Preferred Stock, the exercise of certain Placement Agent Warrants, the exercise in full of the Unit Purchase Options granted to the underwriter of the Company's Initial Public Offering and shares previously issued to a University. The registration statement was declared effective by the United States Securities and Exchange Commission on October 22, 1996.

     In connection with the Unit offering, the Company paid aggregate commissions of $1,166,850 and non-accountable expense allowances of $518,600 to the same Placement Agent which served in that capacity for the Series A Preferred Stock transaction. In addition, the Company issued to the Placement Agent a warrant to purchase 129,650 shares of Series B' Preferred Stock for an aggregate purchase price of $1,426,150 and a warrant to purchase 864,333 shares of the Company's Common Stock for an aggregate purchase price of $1,555,799. Estimated net cash proceeds from the Unit offering are $10,760,000.

     In connection with the Company's outstanding Class A and B Warrants and an underwriter's purchase option issued in connection with its initial public offering, the exercise price and the number of shares of Common Stock purchasable upon the exercise of such Class A and Class B Warrants and the underwriter's purchase option were adjusted as a result of the private placement of equity securities in July and August 1996. Each Class A Warrant has been adjusted such that the exercise price is $4.99 and allows the holder to acquire
1.2 shares of Common Stock. Each Class B Warrant has been adjusted such that the exercise price is $8.25 and allows the holder to acquire 1.2 shares of Common Stock.

4.   Acquisition of the Business and Assets of Lexin Pharmaceutical Corporation

     On March 15, 1996, the Company acquired the business and assets, and assumed certain liabilities of Lexin Pharmaceutical Corporation ("Lexin"), for a payment of 2,000,000 shares of the Company's Common Stock. The acquisition was accounted for using the purchase method of accounting. The fair value of the net assets acquired was recorded based on the carrying value for monetary and fixed assets with the remaining portion of the purchase price ($3,062,913) allocated to acquired research and development, which was expensed in the quarter ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception in June 1990, the Company has been engaged in acquiring and developing technologies and drug candidates for the treatment of cancer and viral diseases, and through its acquisition of the assets and business of Lexin Pharmaceutical Corporation, cardiovascular disorders and acute inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of September 30, 1996, the Company's accumulated deficit was $15,815,734.

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

     During the third quarter of 1996, two compounds entered Phase I clinical trials. Sparta's collaborator in the United Kingdom, the Cancer Research Campaign, initiated a second Phase I pharmacokinetic trial in the United Kingdom with a new oral formulation of asulacrine, a potential anticancer agent to which Sparta has an option. Sparta also began its first U.S. clinical trial with RII Retinamide, a retinoid compound, for the treatment of myelodysplastic syndromes
(MDS). Although this trial is classified as a Phase I/II trial, Sparta has approval to administer RII Retinamide to patients for periods of 6-24 weeks. Thus, patient selection is a very important aspect of this trial. In order to accelerate patient enrollment, multiple clinical sites are now being added.

     The results of operations for the quarter and nine months ended September 30, 1996 include the operating expenses for the Lexin business from the date of acquisition and a charge for acquired research and development amounting to $3,062,913 related to the Lexin acquisition. The Company's balance sheet at September 30, 1996 reflects the inclusion of the Lexin assets acquired.

Results of Operations

Three Months Ended September 30, 1995 and 1996

     Revenue increased from $25,400 for the three months ended September 30, 1995 to $101,197 for the three months ended September 30, 1996 due primarily to a higher level of interest income. Interest income increased from $24,400 in the third quarter of 1995 to $101,197 in the third quarter of 1996 due to a higher level of funds available for investment. Interest income is likely to decrease in subsequent quarters as funds are consumed by the operations of the Company, unless the Company is able to secure additional funding. The amount of revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses increased from $608,817 in the third quarter of 1995 to $834,199 in the third quarter of 1996. This is largely attributable to increased expense levels, resulting from the Lexin purchase, in the areas of personnel and facility-related expenses, offset by a net decrease in outside development expenditures on certain drug candidates during the third quarter of 1996. Subject to the receipt of additional funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical and clinical trials, and regulatory activities increase.

     General and administrative expenses increased from $239,586 in the third quarter of 1995 to $251,737 in the third quarter of 1996. This increase is principally due to increased expenditures in the areas of personnel and facility- related expense as a result of the Lexin purchase, offset by decreases in financial advisory fees and legal expense.

     The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

Nine Months Ended September 30, 1995 and 1996

     Revenue increased from $125,936 for the nine months ended September 30, 1995 to $148,781 for the nine months ended September 30, 1996 due primarily to higher levels of interest income. Interest income increased from $108,061 for the nine months ended September 30, 1995 to $148,781 for the nine months ended September 30, 1996 due to a higher level of funds available for investment. Contract revenue decreased from $17,875 for the nine months ended September 30, 1995 to $0 for the nine months ended September 30, 1996. Contract revenues for the nine months ended September 30, 1995 resulted from the completion of work under a Phase I SBIR grant from the National Cancer Institute, under which grant the Company produced and tested formulations of etoposide utilizing its Spartaject(TM) Drug Delivery Technology and a fee for a partially completed contract under which the Company provided a pharmaceutical client with drug formulations utilizing its Spartaject(TM) Drug Delivery Technology. The amount of revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses increased from $1,567,002 for the nine months ended September 30, 1995 to $1,868,201 for the nine months ended September 30, 1996. This is largely attributable to increased expense levels, resulting from the Lexin purchase, in the areas of personnel and facility-related expenditures, offset by a net decrease in outside development expenditures on certain drug candidates during the first nine months of 1996. The Company expects research and development expenses to increase during the next several years as product development, preclinical and clinical trials, and regulatory activities increase.

     General and administrative expenses increased from $704,349 for the nine months ended September 30, 1995 to $1,015,945 for the nine months ended September 30, 1996. This increase is principally due to increases in financial advisory fees and insurance along with increased expenditures in the areas of personnel and facility-related as a result of the Lexin purchase, offset by a decrease in legal expenses.

Liquidity and Capital Resources

     On February 29, 1996, the Company completed a private placement of $3,000,000 of its Series A Convertible Preferred Stock, $.001 par value per share (the "Series A Preferred Stock"). The Series A Preferred Stock, pursuant to its Certificate of Designation, was automatically converted into units comprised of Series B' Convertible Preferred Stock and Class C Common Stock Warrants in connection with a "Qualified Offering" (as defined in the Certificate of Designation) concluded during July and August 1996. In connection with the private placement of its Series A Preferred Stock, the Company paid commissions of $300,000 and non-accountable expense allowances of $90,000 to a company controlled by a significant shareholder which served as placement agent for the transaction. In addition, the Company issued the Placement Agent a warrant to purchase 30,000 shares of the Series A Preferred Stock , for an aggregate purchase price of $375,000, which was converted into a warrant to purchase securities offered in the Qualified Offering concluded during July and August 1996. Net proceeds of the financing after commissions, legal fees and other expenses were approximately $2,570,000.

     In July and August, 1996, the Company completed a private placement of equity securities. All previously issued shares of Series B Convertible Preferred Stock were converted into shares of Series B' Convertible Preferred Stock concurrently with the closing held on August 23, 1996 so as to give all purchasers comparable rights and privileges. Gross proceeds involved in the placement amounted to $12,965,000. The securities sold were units (the "Units), or fractions thereof, and each Unit was comprised of 10,000 shares of the Company's Series B' Convertible Preferred Stock , par value $.001 per share ("Series B' Preferred Stock"), and five-year warrants (the "Warrants") to purchase 66,667 shares of the Company's Common Stock, par value $.001 per share ("Common Stock") at an exercise price of $1.50 per share. Each Unit was priced at $100,000.

     The Series B' Preferred Stock included in the Units is convertible at any time at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $1.50 per share such that the 10,000 shares of the Company's Series B' Preferred Stock included in a Unit are convertible into 66,667 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. The outstanding Series B' Preferred Stock is currently convertible into 11,309,722 shares of Common Stock. Class C Warrants to purchase 11,309,722 shares of Common Stock are currently outstanding and are redeemable under certain conditions after one year.

     The Company has filed a registration statement with the Securities and Exchange Commission with respect to the Common Stock issuable upon conversion of the Series B' Preferred Stock, the Common Stock issuable upon exercise of the Warrants included in the Units, the Warrants, the exercise of certain Placement Agent Warrants, the exercise in full of the Unit Purchase Options granted to the underwriter of the Company's Initial Public Offering and shares previously issued to a University (collectively, the "Registrable Securities"). The registration statement was declared effective by the United States Securities and Exchange Commission on October 22, 1996.

     In connection with the Unit offering, the Company paid aggregate commissions of $1,166,850 and non-accountable expense allowances of $518,600 to the same Placement Agent which served in that capacity in the Series A Preferred Stock transaction. In addition, the Company issued to the Placement Agent a warrant to purchase 129,650 shares of Series B' Preferred Stock for an aggregate purchase price of $1,426,150 and warrants to purchase 864,333 shares of the Company's Common Stock for an aggregate consideration of $1,555,799. Estimated net cash proceeds from the Unit offering are $10,760,000.

     The Company has used approximately $11,223,759 to fund operations from inception through September 30, 1996. The Company has financed its operations to date from the proceeds of its private placement of Series A Preferred Stock, private placement of Units concluded in July and August 1996, its initial public offering in June and July 1994, prior placements of equity and convertible debt securities and investment income. In 1996, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate of $157,000, of which $127,000 has been paid as of October 31, 1996. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to $106,000 based on the fullfillment of certain benchmarks. The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments. The Company anticipates making payments of approximately $1,547,000 under the agreements which were in effect as of October 31, 1996. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with two of its executive officers and a former executive officer as well as certain consulting agreements which provide for aggregate annual, minimum payments of $530,000 and $97,000, respectively, of which $115,000 is still owed as of October 31, 1996. Upon the acquisition of the assets and business of Lexin, Sparta assumed an operating lease obligation which will require the Company to make payments of approximately $100,000 in 1996. The Company has contracted with Cato Research Ltd. ("Cato") to provide drug development services. Cato's services are paid for with a combination of cash and Common Stock.

     As of September 30, 1996, the Company had cash and cash equivalents of $11,534,906, accounts payable and accrued expenses of $365,849, and working capital of $11,238,328. The report of the Company's independent auditors on the Company's financial statements as of December 31, 1995 and 1994 for the years then ended and for the period from

June 12, 1990 (inception) to December 31, 1995 contains a paragraph regarding the uncertainty with respect to the ability of the Company to continue as a going concern.

     The Company currently anticipates that the available cash, cash equivalents, and investments will be sufficient to fund operations through the first quarter of 1998. However, the Company may be required to obtain additional financing to continue operations during such period in the event of cost overruns or unanticipated expenses. The Company has experienced delays in funding its planned research and development activities and will require substantial additional funds to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors, including, but not limited to, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has no current commitment to obtain additional funding and is unable to state the amount or potential source of such additional funds. Moreover, because of the Company's potential long-term capital requirements, it may undertake additional equity offerings whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate research and development programs, capital expenditures, and other operating expenses. The Company may be required to obtain funds through arrangements with collaborative partners that may require the Company to relinquish certain material rights to its products that it would not otherwise relinquish.

     The Company's ability to raise funds is likely to be adversely affected if it is unable to continue to meet the listing criteria on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market. The NASDAQ SmallCap Market listing criteria requires a minimum of $2,000,000 in total assets and a minimum capital and surplus of $1,000,000. The Company's assets fell below the required minimum during the third quarter of 1995. The Listing Qualifications Committee of NASDAQ (the "Qualifications Committee") granted the Company a temporary exception from such requirements subject to meeting certain conditions, one of which was the closing of the recently completed private placement no later than February 29, 1996. On March 14, 1996, the Company was notified that it had satisfied the requirements for continued listing. If the Company is unable to raise sufficient funds when needed, thereby allowing it to remain in compliance with the listing requirements, the Company will either have to significantly reduce its operations, particularly its research and development, or it will cease to be in compliance during such period. If the Company becomes unable to meet such criteria and is delisted from NASDAQ, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the National Association of Securities Dealers Inc.'s ("NASD") "Electronic Bulletin Board." If delisting occurs, the Company's securities may also become "penny stock" as defined in the Securities Exchange Act of 1934, which may also adversely affect the Company's ability to raise funds. As a result, an investor would likely find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities. The Company anticipates that the proceeds of the recently concluded private placement of Units will enable the Company to satisfy the Minimum Asset Requirement for continued listing until December 31, 1997.

                            PART II-OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          In July and August, 1996, the Company held closings related to its private placement of Units comprised of Series B' Convertible Preferred Stock and Class C Common Stock Warrants. All previously issued shares of Series B Convertible Preferred Stock were converted into shares of Series B' Convertible Preferred Stock concurrently with the closing held on August 23, 1996 so as to give all purchasers comparable rights and privileges. In addition, all outstanding shares of Series A Convertible Preferred Stock were automatically converted into the Units. In the event of a Liquidation Event ( as defined in the Company's Restated Certificate of Incorporation), holders of Series B' Preferred Stock have a liquidation preference with respect to their shares over holders of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

Exhibit
Number                      Description
------                      -----------

%%%2.1        -- Copy of the Asset Purchase Agreement, with exhibits thereto, dated February 22, 1996, between the Registrant and Lexin Pharmaceutical Corporation

  @3.4        -- Amended and Restated Certificate of Incorporation filed August
                 1, 1996.
%%%%%3.4A     -- Certificate of Designation of the Series B' Convertible
                 Preferred Stock filed on August 23, 1996.
  **4.2       -- Form of Common Stock Certificate
  **4.3       -- Form of Class A Warrant Certificate
  **4.4       -- Form of Class B Warrant Certificate
***4.5        -- Unit Purchase Option granted to Americorp Securities Inc. dated
                 June 28, 1994
***4.6        -- Warrant Agreement entered into among Midlantic National Bank,
                 Americorp Securities, Inc., and the Registrant dated June 21, 1994
@@ 4.7        -- Warrant Agreement for the Class C Warrants, dated August 23, between the Company, the Warrant Agent and Paramount Capital, Inc.
@@ 4.8        -- Form of Class C Warrant Certificate (see exhibit 4.7)
*+10.1        -- Exclusive License Agreement, dated October 1, 1991, between the

                 Registrant and Yale University ("Yale") and Subscription Agreement, dated October 21, 1991, between the Registrant and Yale
*+10.1A       -- Revised pages of Exhibit 10.1
*+10.2        -- License Agreement, dated October 7, 1991, between the
                 Registrant and The Research Foundation of State University of New York
*+10.2A       -- Revised pages of Exhibit 10.2
*+10.3        -- Research and License Agreement, dated as of October 15, 1991, between the Registrant and Institute of Materia Medica of the Chinese Academy of Medical Sciences ("BIMM"), as amended by an Amendment of Research and License Agreement, dated as of March 1, 1992, between the Registrant and BIMM
*+10.3A       -- Revised pages of Exhibit 10.3
*+10.4        -- Licensing and First Refusal Agreement, dated as of March 12,
                 1992, between the Registrant and the Dana-Farber Cancer Institute, Inc. ("Dana- Farber"), a Letter Agreement, dated March 12, 1992, between the Registrant and Dana-Farber, and a Letter Agreement, dated September 12, 1992, between the Registrant and Dana-Farber
*+10.4A       -- Revised pages of Exhibit 10.4
*+10.5        -- License Agreement, dated as of August 31, 1992, between the
                 Registrant and Imperial Chemical Industries PLC
*+10.5A       -- Revised pages of Exhibit 10.5
 *10.6        -- Letter Agreement, dated October 30, 1992, among the Registrant,
                 Imperial Chemical Industries PLC, and ICI Bioscience Limited
*+10.7        -- Collaboration and Option Agreement, dated September 18, 1992, by and among the Registrant, Cancer Research Campaign and Cancer Research Campaign Technology Limited
*+10.7A       -- Revised pages of Exhibit 10.7
*+10.8        -- Sublicense Agreement, dated July 13, 1992, between the
                 Registrant and Research Triangle Pharmaceuticals Ltd. ("RTP"), as amended by a Letter Agreement, dated October 27, 1992, between the Registrant and RTP and by a Second Amendment to Sublicense Agreement, dated March 19, 1993, between the Registrant and RTP
*+10.8A       -- Revised pages of Exhibit 10.8
*+10.9        -- Service Agreement, dated November 27, 1991, between the
                 Registrant and Cato Research, Ltd. ("Cato"), as amended by a Letter Agreement, dated March 16, 1993, between the Registrant and Cato
 *10.9A       -- Revised pages of Exhibit 10.9
 *10.10       -- Letter Agreement, dated October 28, 1991, between the
                 Registrant and Cato
 *10.11       -- Subscription Agreement, dated November 27, 1991, between the
                 Registrant and Cato Holding Co
 *10.12       -- Subscription Agreement, dated December 10, 1993, between the
                 Registrant and Cato Holding Co.
 *10.13       -- Employment Agreement, dated as of January 28, 1991, between the
                 Registrant and William M. Sullivan, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties
 *10.14       -- Nonqualified Stock Option Agreement, dated as of December 3,
                 1991, between the Registrant and William M. Sullivan
 *10.15       -- Confidentiality Agreement, dated as of January 28, 1991, between the Registrant and William M. Sullivan
 *10.16       -- Employment Agreement, dated July 2, 1992, between the
                 Registrant and William McCulloch, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and Guarantee by The Castle Group Ltd.

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

@10.75        --
                 Placement Agency Agreement between the Registrant and Paramount Capital, Inc., dated as of June 3, 1996

@10.76        --
                 Amendment (dated January 10, 1996) to the Stock Option Agreements between the Registrant and William McCulloch dated as of October 1, 1992, December 1, 1996, December 16, 1994 and December 11, 1995

@10.77        -- Amendment (dated March 29, 1996) to the Collaborative Research and Licensing Agreement between Lexin Pharmaceutical Corporation and Wichita State University dated as of April 1, 1994 (Assigned to Registrant pursuant to the Lexin purchase)

@@10.79       -- Promissory Note dated August 23, 1996, in the amount of
                 $100,000 from Jerry B. Hook Ph.D. to the Company.

@@10.80       -- Promissory Note dated August 23, 1996, in the amount of $50,000 from Dr. William McCulloch to the Company.

@@10.81       -- Promissory Note dated August 23, 1996, in the amount of $50,000 from Ronald H. Spair to the Company.

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

      1995, filed on August 14, 1995.
### Previously filed with the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on January 24, 1996.
% Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on November 14, 1995.
%% Previously filed with the Company's 1995 Annual Report on Form 10-K, filed on April 1, 1996, and are incorporated by reference herein.
%%% Previously filed with the Company's report on Form 8-K filed on April 1, 1996, and is incorporated by reference herein.
%%%% Previously filed with the Company's report on form 8-K filed on September 26, 1996, and is incorporated by reference herein.
%%%%% Previously filed with the Company's report on form 8-K filed on September
      26, 1996, and is incorporated by reference herein.
+ Confidential Treatment has been granted by the Securities and Exchange Commission.
! Confidential Treatment has been requested from the Securities and Exchange Commission.
^ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 15, 1996.
^^ Previously filed with the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1996, filed on July 17, 1996.
@ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 9, 1996
@@ Previously filed with the Company's Registration Statement on Form S-3, Registration No. 333-13621, filed on October 7, 1996 or in Amendment No. 1 thereto, filed on October 17, 1996.

      (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter:

      On August 30, 1996, a report on form 8-K dated August 7, 1996 was filed with the Securities and Exchange Commission announcing the initiation of a Second Phase I pharmacokinetic trial with a new oral formulation of asulacrine, a potential anticancer agent to which Sparta has an option; and closings related to an ongoing private placement of equity securities.

      On August 30, 1996, a report on Form 8-K dated August 28, 1996, was filed with the Securities and Exchange Commission announcing the closing of Sparta's previously announced private placement of equity securities.

      On September 9, 1996, a report on Form 8-K dated September 3, 1996, was filed with the Securities and Exchange Commission announcing the commencement of Sparta's first U.S. clinical trial with RII retinamide.

      On September 26, 1996 a report on Form 8-K/A dated March 15, 1996, was filed with the Securities and Exchange Commission amending the form 8-K dated March 15, 1996, announcing the acquisition of the assets and liabilities of Lexin Pharmaceutical Corporation. This amendment contains amended financial statements for Lexin Pharmaceutical Corporation and amended ProForma Financial Information.

      On September 26, 1996, a report on Form 8-K dated August 23, 1996, was filed with the Securities and Exchange Commission submitting the Certificate of Designations for Sparta's Series B' Preferred Stock.

      On September 26, 1996, a report on Form 8-K dated September 23, 1996, was filed with the Securities and Exchange Commission announcing that the United States Patent and Trademark Office has granted United States Patent #5,550,139 submitted by Dr. William C. Groutas of Wichita State University.

      On September 26, 1996, a report on Form 8-K dated September 24, 1996, was filed with the Securities and

Exchange Commission announcing the appointment of Dr. Colin Bier to Sparta's Board of Directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        Sparta Pharmaceuticals, Inc.


November 11, 1996    By: /s/ Jerry B. Hook       President and Chief Executive
------------------       --------------------    Officer (principal executive
Date                     Jerry B. Hook, Ph.D.    officer) and Director



November 11, 1996    By: /s/ Ronald H. Spair     Vice President and Chief
------------------       --------------------    Financial Officer (principal
Date                     Ronald H. Spair         Financial Officer)