Form 10-K
period 1996-12-31
SPARTA PHARMACEUTICALS INC
filed 1997-03-27
CIK 884019

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
                                 ---------------

(Mark One)


[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-23076

                          SPARTA PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)


            Delaware                                           56-1755527
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                      111 Rock Road, Horsham, PA 19044-2310
               (Address of principal executive offices)(zip code)

       Registrant's telephone number, including area code: (215) 442-1700
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

    Units, each consisting of one share of Common Stock, $.001 par value per share, one redeemable Class A Warrant to purchase one share of Common Stock, $.001 par value per share, and one redeemable Class B Warrant to purchase one share of Common Stock, $.001 par value per share
                                (Title of Class)

              Redeemable Class A Warrants, each exercisable for the
                  purchase of one share of Common Stock, $.001
                               par value per share
                                (Title of Class)

              Redeemable Class B Warrants, each exercisable for the
                  purchase of one share of Common Stock, $.001
                               par value per share
                                (Title of Class)

              Redeemable Class C Warrants, each exercisable for the
                  purchase of one share of Common Stock, $.001
                               par value per share
                                (Title of Class)

                     Common Stock, $.001 par value per share
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The voting stock of the Company consists of the Common Stock and the Series B' Convertible Preferred Stock, $.001 par value per share, which is convertible into shares of Common Stock. The aggregate market value of Common Stock and the Series B' Convertible Preferred Stock (on an as converted basis) held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation SmallCapSM Market on March 21, 1997 was $12,231,866. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at March 21, 1997: 9,954,662 shares.

                       Documents Incorporated by Reference

         Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1997 Annual Meeting of Shareholders to be held on June 17, 1997 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                     PART I

Item 1.  Business

General

         Sparta Pharmaceuticals, Inc. (the "Company" or "Sparta") was incorporated in Delaware on June 12, 1990 under the name "MediRx Pharmaceuticals, Inc." and commenced operations in January 1991. It changed its name to Sparta Pharmaceuticals, Inc. on May 31, 1991. Sparta is a development stage pharmaceutical company engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life threatening diseases including cancer, cardiovascular disorders and acute inflammation. In March 1996, and in connection with the acquisition of the assets and business of Lexin Pharmaceutical Corporation ("Lexin" or the "Lexin Purchase"), the Company gained access to a number of potential therapeutic agents for acute inflammatory and cardiovascular diseases. During 1996, the Company focused on securing additional financing and advancing its product candidates into clinical trials. This involved finalizing the formulation and coordinating the manufacture of clinical trial material for RII retinamide, Spartaject(TM) busulfan and L.A.D.D.(TM) 5-FP. Additionally, the Company identified and retained clinical research organizations to monitor the clinical trials and selected clinical trial sites for RII retinamide, Spartaject(TM) busulfan and L.A.D.D.(TM) 5-FP. In the financing area, the Company closed on a total of approximately $16,000,000 in gross proceeds from two private placements concluded during 1996. The Company continues to focus on acquiring or licensing compounds that have been previously tested in humans or animals. The Company has commenced Phase I Clinical Trials in the United States for two of its product candidates and has an option to acquire a license to another compound currently in clinical trials in the United Kingdom.

         When used in this discussion, the words "expects", "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

The Company's lead product candidates under development are:

Product Candidate           Indication                                         Stage of Development
-----------------           ----------                                         --------------------

Spartaject(TM) busulfan     Providing injectable delivery of drug              Phase I Clinical Trial
                            for ablating bone marrow prior to                  Commenced
                            bone marrow transplant

RII retinamide              Treatment of myelodysplastic syndromes (MDS).      Phase I/II Clinical Trial
                                                                               Commenced

L.A.D.D.(TM) 5-FP            Providing oral delivery of 5-FU for
                             the treatment of colorectal, breast,               IND approved
                             liver and other cancers

LEX032                       Treatment of reperfusion injury (e.g.
                             occurring after myocardial infarction              Preclinical
                             and stroke)


In addition to the Company's lead products, the Company has also identified, and in some instances has undertaken some development of, other applications of its licensed technologies and other product candidates, one of which is in joint Phase I Clinical Trials in the U.K.

         LEX032 is intended to treat serine protease-mediated inflammatory tissue damage. Proteases, of which serine proteases are a subset, are enzymes which digest proteins. They have been implicated in a number of serious diseases, especially those of major organs such as the lung and pancreas, where uncontrolled inflammation may be fatal. LEX032 has exhibited what may be a unique spectrum of activity in certain animal models of reperfusion injury. A drug with such a spectrum of activity may be useful in the treatment of myocardial infarction, stroke, shock-resuscitation, replantation surgery, frostbite, burns and organ transplants. The compound continues to be under evaluation, pursuant to an option granted to Astra Merck Inc., for treatment of acute pancreatitis, or inflammation of the pancreas.

         In addition to the Company's lead products, the Company has an option to acquire a license to a new oral form of asulacrine, a potential anticancer agent, which the Cancer Research Campaign ("CRC") has in Phase I Clinical Trials in the U.K. The oral form of this drug is believed to have potential in the treatment of breast and lung cancer.

         Prior to the Lexin Purchase, the Company built its product candidate portfolio of licensed compounds and potential technology applications for the treatment of cancer and premalignant conditions by focusing on compounds that have shown activity in animals or humans and on compounds and technologies that may expand the utility of previously marketed or investigated chemotherapeutic compounds. In addition, to lower its fixed costs of operation and to augment its minimal internal staffing, the Company has retained consultants, contract drug development organizations and contract manufacturers experienced in the respective phases of preclinical and clinical drug development. The Company expects to use the expertise of these organizations to assist with the development and registration of its product candidates. The Company plans to market its products, if successfully developed, with its own sales force, with co-marketers or through distributors, licensees or strategic partners. By adopting these strategies, the Company believes it can reduce the time, costs and risks traditionally involved in bringing drugs to market. The Company will require substantial funds in addition to its existing resources to continue to advance its technology applications and product candidates through the preclinical and clinical stages of development, regulatory registration and marketing.

         While numerous innovative biotechnology approaches are being explored for the treatment of cancer, the Company believes that chemotherapeutic drugs will continue to make substantial contributions to the treatment of cancer in the near-to-mid-term. Furthermore, the Company believes that the application of technologies that improve the delivery or targeting of chemotherapeutic agents may provide greater commercial opportunities for such agents. Moreover, advances in biotechnology that have already been made, such as the development of growth factors, may facilitate the development of more promising chemotherapeutic compounds.

         In addition to the Company's anticancer and protease inhibitor programs, the Company continues to focus on acquiring or licensing compounds that have been previously tested in humans or animals.

         The Company's management team includes William M. Sullivan, 62, former Chairman, President and Chief Executive Officer of Burroughs Wellcome Co., Dr. Jerry B. Hook, 59, former President and Chief Executive Officer of Lexin and former head of worldwide development for SmithKline Beecham, Dr. William McCulloch, 41, former Vice President of Clinical Research and Development of U.S. Bioscience, Inc., Ronald H. Spair, 41, former Chief Financial Officer of Lexin, and a Board of Directors whose backgrounds include academic and pharmaceutical research, government regulation of pharmaceuticals and medical venture capital. In making its anticancer technology and product acquisition decisions, the Company has relied on an advisory group of prominent scientists, clinical oncologists and pharmacologists, led by Dr. Joseph Bertino, Program Chairman, Molecular Pharmacology and Therapeutics, Memorial Sloan-Kettering Cancer Center, and Dr. Yung-chi Cheng, Program Director of Developmental Therapeutics and Chemotherapy, Yale Comprehensive Cancer Center.

Overview of Cancer

         Cancer afflicts millions of people worldwide and caused 6 million deaths in 1995 according to The World Health Organization. It is the second leading cause of mortality in the industrialized world. The American Cancer Society estimates that in the United States in 1997 there will be about 1.4 million new cases of cancer and approximately 560,000 deaths attributed to the disease. In addition, the Society estimates that one in four deaths in the United States is from cancer.

         Cancer is a generic term used to describe a number of related diseases. There are many different forms of cancer that attack different parts of the body. Cancer generally is characterized by the uncontrolled, abnormal growth and spread of malignant tumors or by the proliferation of immature cells in blood or bone marrow. Tumors in a tissue or organ result from rapid growth of immature and essentially nonfunctional cells that are not controlled by the body's normal regulatory functions. A tumor is considered malignant, and therefore a cancer, when it demonstrates unrestrained local growth and a capacity to invade remote areas of the body (metastasis).

         Chemotherapy. Chemotherapy, surgery and radiation are the three most common forms of cancer treatment. Each year in the United States, over 800,000 patients with cancer receive chemotherapy, which involves the administration of drugs designed to kill or inhibit the growth of cancer cells. Chemotherapeutic drug research focuses mainly on identifying agents that negatively impact tumor cell growth and have the ability to distinguish between growing cancer cells and normal cells. In general, the difference between a drug's effectiveness at combating a disease and its toxicity to the system is known as its therapeutic index. When chemotherapeutic drugs or new formulations of such drugs act to impact tumor cell growth to a greater extent than previously available therapies and/or reduce the harm to healthy cells as compared to previously available therapies, the therapeutic index has been expanded.

         Methods of Administering Chemotherapeutics. Chemotherapeutics are administered primarily by injection, usually into veins. This method has traditionally been preferred by practitioners when it is feasible, because it generally ensures more timely administration of the required medication and provides more consistent and predictable availability of the drug within the body. To be delivered by injection, the compound must be placed in a liquid solution, blend or mixture that can readily pass through the body's circulatory system. Unfortunately, many chemotherapeutic agents are poorly soluble in water, and therefore either are not available in injectable form or require the use of potentially toxic solubilizing agents to facilitate the preparation of injectable formulations. Some patients experience adverse side effects associated with the solubilizing chemicals used in the delivery of chemotherapeutics.

         Although less frequently used, oral administration of chemotherapeutics is also employed if possible, primarily in outpatient cancer treatment, but also in a hospital setting when an intravenous form of a chemotherapeutic is not available. Generally, oral administration is more convenient and less expensive than other methods, and the Company believes such administration will achieve wider use in the future if more severe cost constraints are imposed on cancer treatment. However, those chemotherapeutics which are available only in oral form may have limited use in that form because of variability in patient absorption, nausea and difficulties in administering them to debilitated patients or children.

                  Market for Chemotherapeutics. The market for chemotherapeutics consists primarily of cytotoxic (literally, cell toxic) and other drugs used to treat cancer. This market is estimated to have generated United States sales of approximately $1.5 billion and worldwide sales of approximately $5.0 billion in 1992. Worldwide sales of anticancer chemotherapeutic agents have been forecasted to reach approximately $11.8 billion in 1999.

         It is estimated that the costs associated with treating cancer currently account for approximately 10% of total annual health-care costs in the United States. The National Cancer Institute ("NCI") estimated the economic impact of cancer at $104 billion in 1990, of which $35 billion represents direct medical costs. Nevertheless, while total costs associated with cancer treatment are substantial, in 1992 chemotherapy costs represented only approximately 4% of such costs and other treatment costs, including those occasioned by the relative efficacy and toxicity of existing cancer treatments, accounted for approximately 96%. To the extent improved chemotherapy reduces these other treatment costs, the total cost of cancer care is likely to be positively impacted.


Potential Technology Applications and Product Candidates

         The following table sets forth Sparta's technology applications and product candidates, their stage of development by the Company and their intended uses. Sparta's development efforts in 1996 were directed almost exclusively to advancing its product candidates into clinical trials. This involved finalizing the formulation and coordinating the manufacture of clinical trial material for RII retinamide, Spartaject busulfan and L.A.D.D. 5-FP. Additionally, the Company identified and retained clinical research organizations to monitor the clinical trials and selected the clinical trial sites for RII retinamide, Spartaject busulfan and L.A.D.D. 5-FP. Other technology applications and product candidates listed were developed only to a limited extent in 1996, and in 1997 and thereafter, may be developed only to a limited extent, or not at all, unless additional funds become available to the Company or outlicensing, joint development or other collaborative arrangements are made. Rights with respect to the product candidates and technologies listed below have been generally acquired by license, and in one instance, under an option to license. Rights with respect to the serine protease inhibitors were acquired pursuant to the Lexin Purchase. See "Licensing." The Company is aware of patents that have been issued to or applied for by third parties which may affect the Company's ability to commercialize certain of its technology applications and product candidates. See "Patents, Regulatory Exclusivity and Trade Secrets."


==============================================================================================================================
                                      SPARTAJECT DRUG DELIVERY TECHNOLOGY
------------------------------------------------------------------------------------------------------------------------------
For use with:
Busulfan                                               Providing injectable delivery for ablating bone marrow prior to bone
(Phase I Clinical Trial)                               marrow transplants
------------------------------------------------------------------------------------------------------------------------------
                             L.A.D.D. LIVER ASSOCIATED DISEASE/DELIVERY TECHNOLOGY
------------------------------------------------------------------------------------------------------------------------------
For use with:
5-FP                                                    Providing oral delivery of 5-FU for treatment of breast, colorectal,
(IND approved)                                          liver and other cancers
                                                        Providing targeted treatment of liver tumors and liver metastases of other cancers
IPdR                                                    Providing targeted radiosensitization of certain primary tumors and
(Preclinical)                                           metastases of other cancers
------------------------------------------------------------------------------------------------------------------------------
                                          OTHER ANTICANCER COMPOUNDS
------------------------------------------------------------------------------------------------------------------------------
RII Retinamide                                           Treating myelodysplastic syndromes
(Phase I Clinical Trial)
Asulacrine                                               Treating breast and lung cancer
(Phase I Clinical Trials)
PT-523                                                   Treating breast, lung and other cancers
(Preclinical)

------------------------------------------------------------------------------------------------------------------------------
                                          SERINE PROTEASE INHIBITORS
------------------------------------------------------------------------------------------------------------------------------
LEX032                                                   Treatment of reperfusion injury, acute pancreatitis and acute
(Preclinical)                                            pulmonary inflammation
Other recombinant serine protease                        Treatment of various inflammatory conditions and coagulative
inhibitors                                               disorders
(Preclinical)
Small molecule serine protease inhibitors                Treatment of various inflammatory conditions and coagulative
(Preclinical)                                            disorders

==============================================================================================================================

         Terms used in the preceding table relating to the stage of development of Sparta's technology applications and product candidates have the following meanings: "Phase I Clinical Trials " refers to the first phase of studies in humans and "Preclinical" refers to the development stage preceding human clinical trials and includes preparation of formulations and laboratory and animal testing. See "Government Regulation."

Spartaject Drug Delivery Technology

         Many anticancer drugs either are poorly water soluble or water insoluble. Some are currently available only in tablet or capsule form, and may be limited in their potential use because of variability in patient absorption, nausea or other difficulty in administering them to debilitated patients or children. Others that are poorly water soluble have been formulated for administration intravenously using undesirable detergents and certain organic solvents that can create irritation at the site of administration, sensitivity reactions and other side effects.

         Spartaject Drug Delivery Technology is a drug delivery system that accommodates poorly water soluble and water insoluble compounds by encapsulating them with a fatty (phospholipid) layer ("Spartaject Technology"). The technology involves coating particles of a drug which are of submicron or near micron size with a membrane- forming phospholipid layer, thereby permitting the creation of a suspension of the drug rather than a solution, and its intravenous injection without the use of potentially toxic solubilizing agents. As a result, the Spartaject Technology may reduce toxicity created by other injectable forms of delivery and potentially increase efficacy by facilitating delivery of compounds whose prior intravenous delivery was impractical because of solubility-related formulation difficulties.


The Spartaject Technology Program -- Busulfan

         The Company's development program for Spartaject intravenous delivery of busulfan is currently in Phase I Clinical Trials. Busulfan is currently marketed in an oral dosage form by Glaxo Wellcome Inc. It is frequently used "off-label" as a bone marrow ablating agent prior to bone marrow transplants ("BMT"). However, due to poor solubility in water, busulfan has been available only in tablets containing a small amount of drug, and BMT requires high dosage of drug requiring patients to take large numbers of tablets, usually more than one hundred per day for four days, in order to absorb enough active drug to achieve the desired effect on the bone marrow. The need to swallow large numbers of tablets is one of the major limitations on the wider use of busulfan for BMT procedures, especially in children. Furthermore, oral administration of busulfan may result in variations in the amount of drug actually absorbed (bioavailability) leading to widely variable blood levels and some unpredictable and serious toxicities.

         The Company believes that an intravenous form of busulfan is needed to overcome these limitations. During 1996, the Company further refined the formulation and contracted for the production of sufficient quantity of Spartaject busulfan needed for the conduct of Phase I Clinical Trials. In March 1997, the Company initiated a Phase I Clinical Trial of Spartaject busulfan at Johns Hopkins Oncology Center. In addition, the Company has been granted orphan drug status by the U.S. Food and Drug Administration ("FDA") for the use of busulfan as preparative therapy for malignancies treated with bone marrow transplantation. The Orphan Drug Act, as now in effect, will provide a period of market exclusivity for seven years following approval, if the compound is initially approved by the FDA for use in malignancies treated with bone marrow transplantation under the Company's sponsorship. See "Patents, Regulatory Exclusivity and Trade Secrets -- Waxman-Hatch Act and Orphan Drug Act," for a discussion of the Orphan Drug Act.

         In December 1995, the Company signed an agreement with Orphan Europe SARL, Paris, and Swedish Orphan, AB, Stockholm, for the exclusive clinical testing, registration, distribution and marketing of Spartaject busulfan in certain countries outside the United States. Under the agreement, Orphan Europe will be Sparta's exclusive distributor in Western European countries outside of Scandinavia and will handle clinical testing and product registration for those countries. Swedish Orphan will have similar rights and responsibilities for Scandinavian countries. Orphan Europe and Swedish Orphan are obligated at their own expense to use their best efforts to clinically test and register Spartaject busulfan in Western Europe and Scandinavia, respectively, and to distribute and market the product in those territories. The Orphan companies must also make certain milestone payments to Sparta upon achievement of specified development and registration objectives. Sparta is obligated to use its best efforts to supply Spartaject busulfan for clinical testing and marketing on terms to be established from time to time.

         The Company estimates that in 1996 there were 10,000 bone marrow transplants performed in the United States and that the number of such procedures will grow at the rate of about 1,000 transplants per year. The Company believes there is a similar or greater number of such procedures performed elsewhere in the world, and the frequency of such transplants is increasing worldwide.



  The Spartaject Technology Program -- Other Potential Applications

         The Company has renegotiated its sublicensing agreement with Research Triangle Pharmaceuticals, Ltd. ("RTP") related to the Spartaject Technology. In consideration of RTP's elimination of the requirement that certain milestones be achieved by fixed dates and the reduction of the on-going license and maintenance fees, the Company has agreed to restrict its field of use of the Spartaject Technology to busulfan, aphidicolin (and aphidicolin glycinate), a compound currently undergoing feasibility evaluation and an additional anti-cancer compound to be determined at a later date. Furthermore, RTP and the Company may pursue a joint venture to evaluate and develop paclitaxel and related derivatives. If the terms of the joint venture are not agreed to by the end of 1997, RTP can license the rights to paclitaxel to another party.

L.A.D.D. Liver Associated Disease/Delivery Technology

         L.A.D.D. Technology involves administering an inactive compound, known as a prodrug, which passes through the body and is converted to an active agent in the liver by an enzyme located there. Potentially, L.A.D.D. Technology may enable adjusting the dosage of the prodrug so that either (i) appropriate therapeutic levels of the active agent remain in the liver allowing targeted treatment of liver-associated cancers and viral diseases, with only low levels entering the system, thereby reducing the agent's potential for harming healthy cells elsewhere in the body or (ii) higher levels of the activated agent pass out of the liver into the circulation, thereby allowing chemotherapy to occur throughout the body. The Company is applying the technology to prodrugs selected for their potential either (i) to treat liver cancer and metastases to the liver from primary tumors occurring elsewhere in the body or (ii) to serve as oral delivery agents for systemically active chemotherapeutic drugs previously available only in intravenous form.

  The L.A.D.D. Technology Program -- 5-FP

         5-FP, or 5-fluoro pyrimidinone, is a pyrimidinone based prodrug that converts into 5-FU, or 5-fluorouracil. 5-FU is currently sold generically only in an intravenous form. It is widely used in the treatment of breast, colorectal, and other cancers.

         Many current schedules of intravenous administration of 5-FU require prolonged infusion of the drug, sometimes over several weeks, which can be costly and inconvenient for patients. The Company believes that an oral form of the drug could provide the advantages of convenience of administration and potential cost savings in the total treatment regimen, and has developed 5-FP as an oral form of 5-FU for treatment of breast, colorectal, and other cancers. In 1996, the Company filed an Investigational New Drug application ("IND") with the FDA and contracted for the production of sufficient quantity of 5-FP required for the conduct of Phase I Clinical Trials.

         The intravenous formulation of 5-FU is available generically. Accordingly, an oral form of 5-FU that may be more costly than the intravenous formulation is likely to have more limited use than it otherwise might experience. The Company estimates that of the approximately 195,000 patients with breast, colorectal, liver or other cancers who might have been candidates for treatment with 5-FU in 1995 in the United States, approximately 30,000 might have been candidates for treatment with an oral form of 5-FU.

         The Company also expects to investigate the use of 5-FP using the L.A.D.D. Technology for targeted treatment of liver tumors and tumors that metastasize to the liver. The targeted approach is intended to achieve effective 5-FU concentrations in the liver, while decreasing the presence, and therefore the side effects, of 5-FU elsewhere in the body. Although the development of 5-FP as an oral form of 5-FU is expected to have applicability to the Company's development of 5-FP for targeted treatment, the Company does not expect to separately develop 5-FP for targeted treatment until and unless the development of 5-FP as an oral form of 5-FU advances in clinical trials. The separate development of 5-FP for targeted treatment will be dependent upon receipt of funding from a financing or out-licensing, joint development or other collaborative arrangements, of which there can be no assurance. The Company estimates that in the United States in 1995 there were approximately 190,000 patients who were candidates for a targeted liver chemotherapeutic directed at primary liver cancer or liver cancer from primary tumors occurring elsewhere in the body which first metastasize to the liver. The incidence of these cancers is particularly high in the Pacific Rim countries.

  The L.A.D.D. Technology Program -- Other Potential Anticancer Applications

         IPdR. IPdR is a pyrimidinone based prodrug that converts into IUdR, a compound that has been under investigation by the NCI in animals and humans as a potential agent to sensitize cancer cells to radiation. The Company continued the funding of animal feasibility testing of its targeted radiation concept (with potentially lower toxicities) during 1996 and evaluated sources for contract manufacturing. However, product development at a level materially beyond that expended over the past year will be dependent upon receipt of additional funding from a financing or out-licensing, joint development or other collaborative arrangements, of which there can be no assurance. The Company estimates that in 1996 there were approximately 100,000 patients in the United States with liver cancer or metastases to the liver of tumors occurring elsewhere who were candidates for radiosensitization.

         IPdR, unlike 5-FP and 5-FU, is a nucleoside analogue. It is possible that as a result of severe complications and deaths associated with the use of another nucleoside analogue, which was under clinical investigation for hepatitis, more extensive preclinical toxicity testing may be required by the FDA for any nucleoside analogues under investigation for any use, and there can be no assurance that similar toxicities from the use of IPdR will not result.

RII Retinamide

         RII retinamide (retinoid). In trials in China conducted by the Company's licensor involving more than 600 patients, RII retinamide has shown activity against myelodysplastic syndromes ("MDS") and a number of other conditions. The Company intends to develop the compound in the United States for MDS and has commenced Phase I Clinical Trials. MDS are a related group of conditions that have in common an abnormality in the blood-producing cells of the bone marrow. The conditions are invariably fatal, although patients can live for several years after diagnosis. Treatment of patients with MDS has generally proven disappointing and no chemotherapy has impacted survival to date. The most common current treatment is management by supportive measures, such as blood transfusion, or the administration of antibiotics to fight infections. RII retinamide may be effective because retinoids have a cell differentiating effect that potentially can cause abnormal cells in the bone marrow to become normal. The Company has been granted orphan drug status for RII retinamide for the treatment of MDS. In August 1996, the Company initiated a Phase I Clinical Trial of RII retinamide and in February 1997 expanded the number of clinical sites for this trial to seven. The Orphan Drug Act as now in effect will provide a period of market exclusivity for seven years following approval, if the compound is initially approved by the FDA for treatment of MDS under the Company's sponsorship. See "Patents, Regulatory Exclusivity and Trade Secrets -- Waxman-Hatch Act and Orphan Drug Act" for a discussion of the Orphan Drug Act. The Company estimates that in 1996 there were at least 12,000 patients in the United States with MDS.

Other Anticancer Compounds

         The Company's portfolio of product candidates also includes the following compounds under development for treatment of certain cancers:

         Asulacrine (formerly CI-921 or Amsalog). The Company has jointly sponsored a Phase I Clinical Trial of an oral form of asulacrine with the CRC in the United Kingdom, the initial phase of which, testing oral bioavailablity, has been completed and has demonstrated acceptable results. The Company anticipates that an abbreviated oral Phase I Clinical Trial to identify maximum tolerated dosage will be initiated by CRC during 1997. Treatment targets are breast and lung cancer, with which the Company estimates approximately 180,000 and 178,000 people are diagnosed each year, respectively, in the United States. While prior clinical trials of asulacrine by others for the treatment of breast and lung cancer showed borderline activity, the Company believes that a different approach may significantly enhance asulacrine's efficacy. The Company has not filed an IND with the FDA for asulacrine. The development strategy is being pursued at minimal current cost with CRC. Due to the incidence of vein inflammation apparently caused by the injectable formulation of the compound used in a previous Phase I Clinical Trial concluded in late 1995, CRC developed an oral formulation of the compound which is being used in the ongoing Phase I Clinical Trial.

         PT-523. This compound, an antifolate, has undergone some animal studies in order to determine its potential utility in relation to methotrexate, another antifolate and one of the most commonly used anticancer drugs today for breast, head and neck and other cancers. Tumor resistance to methotrexate has been common, thereby limiting its use in many patients. Animal studies of PT-523 by the Company's licensors have indicated that it may be more potent than methotrexate against resistant tumors. The Company has entered into a research agreement covering additional animal studies, the results of which will influence the Company's decision to conduct further development of this compound.

Viral Disease Applications of the L.A.D.D. Technology

         The Company believes that the application of its L.A.D.D. Technology and certain compounds may have utility in the area of viral disease. However, the Company does not plan to use its funds for such purposes unless substantial funds become available to it or out-licensing, joint development or other collaborative arrangements are made, of which there can be no assurance.

Protease Inhibitors

         The technology and compounds acquired in the Lexin Purchase were licensed to Lexin exclusively from the University of Pennsylvania ("Penn") and Wichita State University ("Wichita State") and are directed at the potential treatment of a number of life-threatening diseases. Lexin's lead compound, LEX032, is intended to treat serine protease-mediated inflammatory tissue damage. Proteases, of which serine proteases are a subset, are enzymes which digest proteins. Serine proteases have been implicated in a number of serious diseases, especially those of major organs such as the lung and pancreas, where uncontrolled inflammation may be fatal. LEX032 has exhibited what may be a unique spectrum of activity in certain animal models of reperfusion injury. A drug with such a spectrum of activity may be useful in the treatment of myocardial infarction, stroke, shock-resuscitation, replantation surgery, frostbite, burns and organ transplants. The compound is currently under evaluation and option to Astra Merck Inc. for acute pancreatitis, or inflammation of the pancreas.

         The Company is currently funding a research program at Wichita State designed to discover small molecule inhibitors of serine proteases. Recently, this program has been expanded to include inhibitors of various other proteases. In addition, the Company continues to support research at Penn in order to broaden its understanding of the role of protease inhibitors in the disease process.




Research and Development

         Since the Company's business strategy includes acquiring the rights to therapeutic product candidates that have demonstrated potential efficacy in preclinical or clinical testing, the Company does not have its own research facilities and does not plan to establish them in the foreseeable future. The Company has funded and may from time to time fund research programs in collaboration with academic and other institutions, primarily those with which it has or will have established license agreements. Currently, the Company is supporting research at three institutions with which it has entered into license agreements: the Institute of Materia Medica, Beijing, China ("BIMM"), Wichita State, and Penn. At BIMM, the Company is funding research directed by its special consultant to the Scientific Advisory Board, Professor Jui (Rui) Han, M.D., which focuses on synthesizing and characterizing new retinoid compounds with reduced teratogenic potential (fetal malformation) from that experienced with many existing retinoid compounds. Some compounds have been synthesized under the program. The Company will have exclusive rights (outside of China) to the results of such work under the terms of its existing license agreement with BIMM. At Wichita State, the Company is currently funding a research program under the direction of William C. Groutas, Ph.D., a consultant to the Company, designed to discover small molecule protease inhibitors. The Company will have exclusive rights (except for agricultural uses and applications) to the results of such work under the terms of its existing license agreement with Wichita State. In addition, the Company continues to support research at Penn under the direction of Harvey Rubin, M.D., Ph.D., a member of the Company's Scientific Advisory Board, with the goal of broadening its understanding of the role of proteases and their inhibitors in the disease process. The Company will have exclusive rights to commercialize the results of such work under the terms of its existing license agreement with Penn.

         Under the terms of its agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber"), the Company also has a right of first refusal to negotiate exclusive, worldwide licenses on certain new compounds developed during the term of the agreement by, under the direction of, or in the laboratories of, Dr. Andre Rosowsky, who is a special consultant to the Company. See "Licensing -- Other Licenses and Options."

         To assist with the development of its products while permitting the Company to maintain a minimal infrastructure, it has established relationships with various providers of preclinical and clinical planning, development and drug registration services. One such provider is Cato Research Ltd. ("Cato") which, pursuant to an agreement, provides services to the Company which are paid for with a combination of cash and Common Stock up to a maximum total of 150,000 shares, of which 93,608 shares remain available for issuance to Cato after

December 31, 1996. Under a separate agreement, Cato provides office space and limited services to the Company's personnel in North Carolina.

         The Company also depends upon academic, research and non-profit institutions, and some commercial service organizations, for chemical synthesis and analysis, product formulation, assays and preclinical and clinical testing of its compounds. Preclinical work has been, is currently being or is expected to be conducted at the Roswell Park Cancer Institute, the Southern Research Institute, the Universities of Iowa and Wisconsin, Research Triangle Pharmaceuticals Ltd. ("RTP"), a wholly-owned subsidiary of Cato Holding Co., and other organizations.

         For the years ended December 31, 1994, 1995 and 1996, the Company expended $2,013,934, $1,819,887 and $3,176,742, respectively, on research and development activities excluding the charge of $3,062,913 for acquired research and development related to the Lexin Purchase. From its inception in June 1990 through December 31, 1996, the Company expended $9,181,147 on research and development excluding the aforementioned charge associated with the Lexin Purchase.



Manufacturing and Marketing

         The Company does not have, and does not intend to establish in the foreseeable future, manufacturing facilities to produce either drug chemicals or product formulations (except possibly with respect to its Spartaject Technology). Accordingly, in 1996 the Company relied on third parties to manufacture clinical trial supplies of RII retinamide, Spartaject busulfan and L.A.D.D. 5-FP and in the future will have to rely on third parties to manufacture its product candidates. There can be no assurance that third party manufacturers will be available and perform as required or, if available, will give the Company's orders the highest priority, or that the Company would be able to readily find a substitute manufacturer, if needed, on short notice. The Company will be dependent upon contract manufacturers to meet the Company's manufacturing standards and to comply with current Good Manufacturing Practices ("cGMP") or other applicable requirements imposed by U.S. or foreign regulators and with health, safety and environmental regulations. There can be no assurance that such compliance will be achieved or that the FDA and other regulators would not take action against a contract manufacturer for violating cGMP or similar standards or regulations.

         The market for oncology therapeutics in the United States is highly concentrated. There are approximately 3,000 to 3,500 oncology practices in the United States. Many are concentrated geographically in populated areas near the approximately 50 major cancer centers in the United States. Currently, the Company has no marketing personnel or arrangements, other than for the marketing of Spartaject busulfan in Western Europe and Scandinavia. It plans to market its products, if successfully developed, with its own sales force, with co-marketers or through distributors, licensees or strategic partners.

Licensing

         The Company's license or sublicense agreements (the "Licenses") generally require the Company to undertake and pursue with diligence and best efforts development of the compounds and technologies that are licensed, and to report on a regular basis on the Company's development progress and plans. Each of the Licenses requires payments of royalties on sales of products covered by the License and, in several instances, minimum annual royalties. Under most of the Licenses, the licensor has the first right to sue for infringement of, and defend invalidity charges against, the licensed patents. All of the Licenses provide that in the event of the Company's default of its obligations, including the obligations to diligently pursue and apply best efforts to the development of the licensed compound or technology, and, in some instances, in the event of its insolvency or bankruptcy, all or a portion of the license or sublicense may be terminated by the licensor or sublicensor. A termination of any of the Licenses could have a material adverse effect upon the Company. The Company believes it has complied in all material respects with the terms of all of its Licenses to date. The Company intends to continue its licensing program and engage in product acquisitions with a primary focus on clinical stage of development. There can be no assurance that any such licenses or acquisitions will be on terms similar to the Licenses.

         The Company made minimum royalty and annual maintenance fee payments in the aggregate amount of $157,000 during 1996, and is obligated to make payments of $182,000 during 1997.

  Sublicense of Spartaject Technology to the Company

         In July 1992, RTP granted the Company exclusive rights to patent and know-how in a sublicense under RTP's license with Pharma-Logic, Inc. to make, have made, use and sell pharmaceutical formulations worldwide embodying the Spartaject Technology for use as anticancer agents for cancer treatment in humans, for use as agents for ancillary care related to cancer treatment in humans and for any use of busulfan in humans (the "RTP License"). The Company has renegotiated its sublicensing agreement with RTP. As recited above in describing the Spartaject Technology Program, the renegotiated RTP sublicense reduces the Company's costs and restricts its exclusive rights to the Spartaject Technology with respect to busulfan, aphidicolin (and aphidicolin glycinate), a compound currently undergoing feasibility evaluation and an additional anti-cancer compound to be determined at a later date. Furthermore, RTP and the Company may pursue a joint venture to evaluate and develop paclitaxel and related derivatives. If the terms of the joint venture are not agreed to by the end of 1997, RTP can license the rights to paclitaxel to another party.

         The Company is obligated to pay royalties, including minimum amounts, on product sales until the expiration of the underlying patents, to pay an annual fee to maintain exclusivity, and must pay all or a portion of patent prosecution, maintenance and defense costs. The Company is required under certain circumstances to provide information regarding its preclinical and clinical research, regulatory filings and proceedings, manufacturing processes and related information to RTP, and under certain circumstances RTP may disclose this information to other licensees, but during its term the RTP License limits the use of such information by RTP or its licensees to uses outside the field of use licensed to the Company. Unless sooner terminated, the RTP License continues, with respect to an issued patent, until the patent expires or has been found invalid. With respect to pending patent applications, the obligation to pay royalties ceases upon abandonment of the application or after the application has been pending for five years, whichever occurs first. Should the patent application subsequently issue as a patent, the royalty obligation resumes.

  License of L.A.D.D. Technology to the Company

         Yale University ("Yale") granted the Company in October 1991 an exclusive worldwide license to make, have made, use and sell products under certain patent rights related to the L.A.D.D. Technology (the "Yale License"). Exclusivity under the Yale License is subject to rights required to be granted to the U.S. Government (related to government sponsorship of any research) and Yale's right to make, use and practice the invention for noncommercial purposes. Sparta's obligations to Yale include (i) payments upon the achievement of certain milestones, (ii) royalty payments, including minimum amounts, on product sales, and (iii) payment of the costs of preparing, prosecuting and maintaining patent applications and patents. For products covered by pending patent applications, royalties cease five years after the filing date if no patent has issued. Royalties for products covered by issued patents are payable until the patents expire or are found invalid or unenforceable. The Company also issued shares of its Common Stock to Yale, granted Yale certain stock registration rights, and provided for the Company to have a right of first refusal if Yale desires to transfer the shares.

  License of Retinoids to the Company

         The Company obtained an exclusive worldwide (except for China) patent and know-how license from BIMM in October 1991 to specified classes of retinoids, including RII retinamide. The Company is obligated to use its reasonable best efforts to prepare, prosecute and maintain patent applications and patents for such compounds outside China at its expense, and has provided and may continue to provide support to BIMM for research projects. The Company issued to BIMM shares of Common Stock and is obligated to issue additional shares as a result of the FDA's clearance of the RII retinamide IND if such clearance is based solely on data provided by BIMM. The Company is obligated to pay royalties on product sales for different periods, depending on whether the product is covered by a patent, is covered by a patent application, or embodies know-how.

         In September 1994, the Company obtained a non-exclusive license from BASF Aktiengesellschaft ("BASF") under BASF's patents concerning RII retinamide in Europe and Canada. The Company made a down payment to obtain the license, a portion of which is creditable against royalties due on sales of RII retinamide, and is obligated to pay royalties on such sales for the life of the patents covered by the license.

  License of Protease Inhibitors

         The technology and compounds acquired in the Lexin Purchase were licensed to Lexin exclusively from Penn and Wichita State. Pursuant to the terms of the Lexin Purchase, Lexin's rights and obligations under its license agreements with Penn and Wichita State were assigned to the Company.

         The Penn license agreement grants the Company an exclusive worldwide license to make, have made, use and sell products under certain patent rights owned by Penn. These patent rights relate to the expression of a certain protease inhibitor and specific modifications thereto. Exclusivity under the Penn license is subject to potential rights required to be granted to the U.S. government (related to government sponsorship of any research) and Penn's right to use and to permit the use of the licensed products by nonprofit organizations. Sparta's obligations to Penn include (i) royalty payments, including minimum amounts, on product sales and (ii) payment of the costs of preparing, prosecuting and maintaining patent applications and patents.

         The Wichita State license agreement grants the Company an exclusive worldwide license to make, have made, use, sell and have sold products for any diagnostic, therapeutic or prophylactic purpose under certain patent rights owned by Wichita State. These patent rights relate to a family of related new chemical entities exhibiting protease inhibitory properties. Exclusivity under the Wichita State license is subject to potential rights required to be granted to the U.S. government (related to government sponsorship of any research). The Company's obligations to Wichita State include (i) royalty payments on product sales and (ii) payment of the costs of preparing, prosecuting and maintaining patent applications and patents.

  Other Licenses and Option

         In addition to the licenses and sublicense described above, The Research Foundation of the State University of New York ("SUNY") granted the Company an exclusive worldwide patent and know-how license to make, have made, use and sell IPdR and certain other nucleoside analogues, in exchange for certain royalty and other payments by the Company. The Company has a collaboration and option agreement with CRC and Cancer Research Campaign Technology ("CRCT") for an exclusive worldwide patent and know-how license to manufacture, use and sell asulacrine. CRC is obligated to use reasonable efforts to carry out a research program which potentially can take asulacrine through Phase II Clinical Trials in the United Kingdom, provided CRC, CRCT and the Company agree on protocols for further studies. Under the agreement, the Company would be obligated to pay up to $182,000 of costs, of which approximately $72,000 had been paid as of December 31, 1996. If Sparta elects to exercise the option, the parties have agreed to enter into good faith negotiations of a license agreement based on certain provisions stipulated in the option agreement. However, there can be no assurance that the parties will enter into a license agreement on acceptable terms to the Company. Dana-Farber has granted the Company an exclusive worldwide patent and know-how license for PT-523 for all uses except the topical treatment of conditions other than cancer, subject to (i) a non-exclusive license previously granted by Dana-Farber to the U.S. Government (required for government sponsorship of any research) and
(ii) Dana-Farber's right to make and use PT-523 for its own noncommercial basic research purposes and to convey PT-523 to other organizations for use in noncommercial basic research. The Company issued Common Stock to Dana-Farber, and agreed to issue additional Common Stock upon an IND filing and to pay royalties and make certain other payments. The Company also has a right of first refusal to license other inventions from the laboratory of Dr. Andre Rosowsky at Dana-Farber.

Patents, Regulatory Exclusivity and Trade Secrets

         The Company considers the protection and enforcement of its intellectual property rights, whether owned or licensed, to be vital to its business. While it intends to focus primarily on patented or patentable technology, it may also rely on trade secrets, unpatented proprietary know-how, regulatory exclusivity, patent extensions and continuing technological innovation to develop its competitive position. In the United States and certain foreign countries, the exclusivity period provided by patents covering pharmaceutical products may be extended by a portion of the time required to obtain regulatory approval for a product.

         Patents. Patent applications in the United States are maintained in secrecy until patents issue. However, corresponding foreign applications are generally published 18 months after the priority filing. Publication of discoveries in the scientific or patent literature, if made, tends to lag actual discoveries by several months. Consequently, the Company cannot be certain that its licensor or sublicensor was the first to invent certain technology or compounds covered by pending patent applications or issued patents or that it was the first to file patent applications for such inventions. In addition, the patent positions of pharmaceutical firms, including the Company, are generally uncertain, partly because they involve complex legal and factual questions.

         There can be no assurance that any patents will issue from the patent applications licensed to the Company or acquired in the Lexin Purchase. Further, even if patents issue, there can be no assurance that they will not be challenged, invalidated or infringed upon or designed around by others or that the practice of the claims contained in such patents will not infringe the patent claims of others or that they will provide the Company with significant protection against competitive products or otherwise be commercially valuable. There can be no assurance that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company or, if any such licenses are required, that they will be available on terms acceptable to the Company, if at all. To the extent that the Company is unable to obtain patent protection for its products or technology, the Company's business may be adversely affected by competitors who develop substantially equivalent technology.

         Waxman-Hatch Act and Orphan Drug Act. Certain provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") grant market exclusivity for a period of up to five years from the date of FDA approval for certain new drugs and dosage forms. Separately, orphan drug status under the Orphan Drug Act can confer market exclusivity in the United States for seven years from the date of FDA approval of the drug. The Waxman-Hatch Act and Orphan Drug Act protections run simultaneously, not consecutively.

         Under the Waxman-Hatch Act, a product patent or use patent covering a drug may be extended for up to five years under certain circumstances, but in no event for an effective patent life of longer than fourteen years, to compensate the patent holder for the time required for testing of the product and its FDA regulatory review. The benefits of the Waxman-Hatch Act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product.

         The Waxman-Hatch Act also establishes a period of time from the date of FDA approval of certain new drug applications during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications, that is, another complete NDA for such drug. The applicable period is five years in the case of drugs containing an active ingredient not previously approved, and three years for new uses of previously approved ingredients.

         Pursuant to the Orphan Drug Act, as currently in effect, the FDA may grant orphan drug status to certain drugs intended to treat a "rare disease or condition," defined as a disease or condition which affects fewer than 200,000 people in the United States, or which affects more than 200,000 people but for which the cost of development and of making the drug available will not be recovered from sales of the drug in the United States. Orphan drug status may provide certain benefits, including exclusive marketing rights in the United States for the drug for the designated and approved indication for seven years following marketing approval.

         An applicant may receive marketing exclusivity only if it is the sponsor of the first NDA approved for the drug for an indication for which it has received orphan drug status designation prior to the time of such NDA submission. Therefore, unlike patent protection, orphan drug status does not prevent other companies from attempting to develop the drug for the designated indication or from obtaining NDA approval prior to approval of the Company's NDA. If another sponsor's NDA for the same drug and the same indication is approved first, that sponsor is entitled to exclusive marketing rights if that sponsor has received orphan drug designation for the drug. In that case, the FDA will refrain for at least seven years from approving the Company's application to market the product.

         Orphan drug status does not prevent the FDA from approving the same drug for a different indication. Furthermore, doctors are not restricted by the FDA from prescribing an approved drug for unapproved uses. Therefore, another company's approval of a drug for different uses could adversely affect the marketing potential of a Company drug for which orphan drug status as to a different indication has been obtained.

         The Company believes that it will be advantageous to obtain orphan drug status for eligible products. There can be no assurance, however, that such products will receive such status. Furthermore, proposed amendments to the Orphan Drug Act have been introduced into Congress from time to time, including proposals which would reduce the period of exclusive marketing rights granted under the Orphan Drug Act from its present level of seven years; provide for the loss of exclusive marketing rights if the orphan drug treats a patient population exceeding 200,000 people; and possibly grant such rights to two or more companies if they develop a drug simultaneously. Accordingly, there can be no assurance as to the availability of orphan drug status for the Company's products, or as to the precise scope of protection that may be afforded by orphan drug status in the future, or that the current level of exclusivity will remain in effect.

Status of Technologies and Compounds

         Spartaject Technology. A United States patent relating to the Spartaject Technology (the "Licensed Patent"), expiring in 2009, is licensed by the Company from RTP. Corresponding patent applications relating to the Spartaject Technology have been filed in various foreign countries, including certain European countries, Japan and Canada and have been licensed to the Company. Patents relating to the Spartaject Technology have issued in Taiwan and South Africa, which expire in 2008 and 2011, respectively, and have been licensed to the Company.

         Certain patents (the "Third Party Patents") issued in the United States in September 1992 and March 1995 include numerous claims that, based on presently available information, may cover certain embodiments of the Spartaject Technology including formulations of camptothecin, etoposide and certain taxanes. The Company believes that these Third Party Patents have been assigned to Eastman Kodak Company, or a subsidiary thereof.
 If the Third Party Patents are not invalid insofar as their claims relate to those embodiments of the Spartaject Technology, then (i) the Company will require a license from the holder of the Third Party Patents to commercialize those embodiments of the Spartaject Technology and sell or sublicense others to sell products utilizing those embodiments of the Spartaject Technology in the United States and (ii) the extent to which the Company might require such a license will depend on the final formulations of its and any sublicensee's products and whether they utilize those embodiments of the Spartaject Technology that are covered by the Third Party Patents. There can be no assurance that a license will be obtainable on acceptable terms, if at all, and any negotiations to obtain a license may be protracted. If the Company is required to obtain a license under the Third Party Patents to practice those embodiments of the Spartaject Technology and sell or sublicense others to sell products utilizing those embodiments of the Spartaject Technology in the United States and is unable to do so on commercially reasonable terms, then the inability to obtain such a license could have a material adverse effect on the Company's business and its future results of operations.

         The application for the Licensed Patent was filed in the United States nearly nine months prior to the application for the initial Third Party Patent and, based on presently available information, the work relating to the inventions claimed in the Licensed Patent, insofar as such claimed inventions cover those embodiments of the Spartaject Technology which also appear to be covered by the initial Third Party Patent, was commenced more than two years prior to the filing date of the application for the initial Third Party Patent. However, there can be no assurance that the inventions claimed in the Licensed Patent covering those embodiments of the Spartaject Technology were made prior to the inventions claimed in the Third Party Patents, which appear to cover those embodiments of the Spartaject Technology. If such inventions claimed in the Licensed Patent did have such priority and such priority were established in a United States court proceeding or otherwise with respect to each such claimed invention in the Third Party Patents which appears to cover embodiments of the Spartaject Technology, then the Third Party Patents would be invalid to the extent their claims extend to those embodiments of the Spartaject Technology and would not prevent the Company from practicing those embodiments of the Spartaject Technology in the United States.

         Patent applications corresponding to the Third Party Patents have been filed in various countries outside the United States, including certain European countries through the European Patent Office ("EPO"), in Japan and in Canada, also with pending claims that, based on presently available information, may cover certain embodiments of the Spartaject Technology. The applications filed by the holder of the Licensed Patent in various foreign countries, including certain European countries through the EPO, in Japan and in Canada, have earlier effective filing dates than the application filed with the EPO, in Japan and in Canada corresponding to the Third Party Patents. The Company believes that generally, in most foreign countries, in the case of conflicting applications claiming the same patentable invention, the application with the earlier effective filing date (in this case the patent applications filed by the holder of the Licensed Patent) is entitled to the issuance of the patent. Accordingly, although there can be no assurance that foreign law will be applied in this manner, the Company believes that a patent issued in such European countries, Japan, or Canada corresponding to the Third Party Patents should be invalid (or susceptible to cancellation) insofar as it pertained to the practice of the Spartaject Technology. Therefore, the Company believes it should not be prevented ultimately from commercializing the Spartaject Technology in such European countries, Japan or Canada, respectively, solely by reason of the issuance of such Third Party Patent.

         A patent was issued in the United States (the "Orphan Patent") and a patent application which designated various countries outside the United States was published under the Patent Cooperation Treaty (the "Orphan

Application") which the Company understands have been licensed exclusively to Orphan Medical, Inc. The Orphan Patent includes claims, and the Orphan Application is seeking claims, covering methods of treating patients with malignant conditions using an intravascularly administrable busulfan preparation and treating leukemia or lymphoma patients undergoing a bone marrow transplant using an intravenously administrable busulfan preparation that, based on presently available information, may cover methods by which Spartaject busulfan will be used. The Company believes, based on advice of patent counsel, that such claims do not cover the use of Spartaject busulfan. However, there can be no assurances in this regard and if such claims do cover the Company's intended use of Spartaject busulfan, and the Orphan Patent or any patents issuing on the Orphan Application are not invalid, then the Company will require a license from the holder or exclusive licensee of such patent or patents in order to develop or commercialize Spartaject busulfan in any country, including possibly the United States, where such patent or patents are issued. There can be no assurance that a license will be obtainable on acceptable terms, if at all, and any negotiations to obtain a license may be protracted. If the Company is unable to obtain a license on commercially reasonable terms, then the inability to obtain such a license could have a material adverse effect on the Company's business and its future results of operations.

         A patent application filed by Sandoz Ltd. and Sandoz-Patent-GmbH (the "Sandoz Application") was published under the Patent Cooperation Treaty ("PCT") in October 1992 and designated various European countries for filing. The Sandoz Application includes claims covering certain embodiments of the Spartaject Technology applicable to formulations containing certain electrostatic lipids. Although the patents which have issued in the EPO and the United Kingdom pursuant to such application do not contain any such claims, if a Spartaject formulated product contained such lipids and patents containing such claims issue on such application in any country and such claims are not invalid, then the Company will require a license from the holder of such patents in order to develop or commercialize such product in any such country. There can be no assurance that a license will be obtainable on acceptable terms, if at all, and any negotiations to obtain a license may be protracted. If the Company is unable to do so on commercially reasonable terms, then the inability to obtain such a license could have a material adverse effect on the Company's business and its future results of operations.

         L.A.D.D. Technology and IPdR. In March 1997 the U.S. Patent and Trademark Office ("PTO") issued an office action indicating an allowance of claims pursuant to the Company's licensed patent application from Yale including all of the claims drawn to the administration of 5-FP and IPdR, and other compounds with similar structures, for the treatment of liver associated diseases. The corresponding U.S. patent is expected to issue in 1997.

         The Company is aware that two international patent applications by The Wellcome Foundation Limited ("Wellcome") were published under the PCT in 1992, designating the United States, major European countries, Japan, Australia and New Zealand, among other countries. As published, the applications have broad claims that the Company believes may cover certain of the prodrugs which may be used by the Company in practicing the L.A.D.D. Technology licensed by the Company, or methods of formulating or using such prodrugs, or may cover the active compound to which the prodrugs are intended to be converted in vivo. A patent in Australia based on one of such applications was issued on March 7, 1995, and expires in 2011. Two patent applications in New Zealand, based on one of such PCT applications, were allowed and published for opposition in November 1995 and, unless successfully opposed, will be granted and will expire in 2011 (such Australian patent and potential New Zealand patents being called collectively the "ANZ Patents"). The claims of the ANZ Patents do not appear to cover the application of the L.A.D.D. Technology to 5-FP but may cover its application to IPdR as a radiosensitizer prodrug. The Company believes that to the extent that it is possible to interpret such claims as covering such applications to IPdR, they are invalid and that the issuance of the ANZ Patents to such extent were in error. The Company had filed timely oppositions to the issuance of the New Zealand applications based on prior art of which the Company is presently aware. Both opposition proceedings are currently for post-grant reexamination with respect to the Australian patent at an appropriate time. The Company is also maintaining a watch with respect to the publication or allowance of corresponding applications in other jurisdictions. There can be no assurance, however, that such issuance in Australia and allowances in New Zealand were in error, or that another patent or patents based on such published applications will not issue in the United States or other jurisdictions or that the ANZ Patents and any other such issued patent or patents would not contain claims which could affect the practice of the L.A.D.D. Technology. The Company believes that if the ANZ Patents are valid as issued or any such other patent or patents issue in any jurisdiction, it may be required to seek a license under such claims in order to develop, market and sell certain of the applications of its L.A.D.D. Technology in such jurisdictions. There can be no assurance that such license will be obtainable on commercially reasonable terms to the Company, if at all. If any such license were required to practice the L.A.D.D. Technology, the inability to obtain such license could have a material adverse effect on the Company's business and its future results of operations.

         A patent licensed to the Company and expiring in 2007 has issued in the United States on IPdR. A U.S. patent licensed to the Company on certain other nucleoside analogues expires in 2005.

         RII retinamide. RII retinamide is not patented in the United States, and the Company believes it is no longer patentable in the United States. An EPO patent on RII retinamide licensed to the Company expires in 1998 and pursuant thereto patent rights have been perfected in various European countries. A patent in Canada also licensed to the Company expires in 1999.

         In June 1995, the Company, on behalf of BIMM, arranged for the filing of several patent applications with the PTO for novel retinoid compounds which may be potentially non-teratogenic. The filings were based on research at BIMM sponsored by the Company which focused on synthesizing and characterizing new retinoid compounds devoid of teratogenic potential.

         The Company has been granted orphan drug status for RII retinamide for the treatment of MDS.

         Patent Rights Acquired from Lexin. The Company has obtained, through the assignment to the Company of the Penn license agreement, exclusive rights to four issued United States patents expiring in 2009, 2011 (two), and 2013. An additional five United States patent applications and three corresponding PCT applications designating various countries outside the United States are pending (all of which are covered by the Penn license agreement).

         The Company has obtained, through the assignment to the Company of the Wichita State license agreement, exclusive rights to four pending United States patent applications and corresponding foreign applications, covering a novel family of serine protease inhibitors. One of the United States applications issued in 1996.

         Two patents (the "Antichymotrypsin Patents"), were assigned to Sonoran Desert Chemicals LLC in 1990 and 1991, respectively, relating to certain uses of antichymotrypsin. The Antichymotrypsin Patents include claims covering methods for treating pulmonary and/or bowel inflammations in a mammal using alpha-1-antichymotrypsin, derivatives and salts thereof, methods for treating inflammation using alpha-1-antichymotrypsin topically and pharmaceutical compositions of alpha-1-antichymotrypsin, its salts or derivatives. To the Company's knowledge, products embodying the Antichymotrypsin Patents have not yet been developed. Claims of the Antichymotrypsin Patents may cover the intended use of LEX032, the lead compound which the Company acquired in the Lexin Purchase. The Company believes, however, based on the advice of patent counsel, that such claims would not cover the Company's intended use of LEX032. Nevertheless, there can be no assurance in this regard, and if such claims are found to cover the Company's intended use of LEX032, and the Antichymotrypsin Patents are not invalid, then the Company will require a license from the holders of the Antichymotrypsin Patents in order to develop or commercialize LEX032 in the United States or any other country where the Antichymotrypsin Patents may have issued. There can be no assurance that a license will be obtainable on commercially reasonable terms, if at all, and any negotiations to obtain a license may be protracted. If the Company is unable to obtain such a license on commercially reasonable terms, such inability to obtain such a license could have a material adverse effect on the Company's business and its future results of operations.

         Asulacrine. An issued United States patent on asulacrine under a license option to the Company expires in 1999. Patents on asulacrine have also issued in several European countries and Japan, which patents expire in 2001.

         PT-523. A United States patent licensed by the Company and expiring in 2005 has been issued on the PT-523 compound, its pharmaceutical composition and its use as a methotrexate resistant cell inhibitor. Corresponding Japanese and Canadian patents and patents in several European countries have issued, expiring in 2007, 2010 and 2008, respectively.

         Other Compounds. The following compounds which the Company may develop are believed to be in the public domain or not presently subject to patent protection as compounds in the United States: busulfan, 5-FP, RII retinamide and aphidicolin. Any patent coverage for any formulations of these compounds with the Spartaject Technology will be primarily dependent upon the patent coverage for the Spartaject Technology, to the extent available. The Company has been granted orphan drug status by the FDA for its intended uses of busulfan and RII retinamide described. Any patent protection for 5-FP will be dependent upon the issuance of patents covering the L.A.D.D. Technology and the scope of the coverage provided by such patents.

Trade Secrets

         The Company also relies on trade secrets and proprietary know-how to protect certain of its technologies and potential products. To protect them, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit disclosure to any third party or use of such secrets and know-how for commercial purposes. Company employees also agree to disclose and assign to the Company all methods, improvements, modifications, developments, discoveries and inventions conceived during their employment that relate to the Company's business. There can be no assurance, however, that these agreements will be observed and prevent disclosure or provide adequate protection for the Company's confidential information and inventions.

Government Regulation

         The manufacturing and marketing of the Company's potential products and its research and development activities are and will continue to be subject to regulation by federal, state and local governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by the FDA's Center for Drug Evaluation and Research, which reviews and approves marketing of drugs. The Federal Food, Drug and Cosmetic Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, advertising and promotion of the Company's potential products. The process of obtaining FDA approval for a new drug takes several years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use include preclinical studies, the making of an IND filing, human clinical trials and the approval of a NDA. No assurance can be given that the Company will be able to satisfy the requirements of the FDA with respect to any of its proposed products.

         "Preclinical" or "pre-Phase I" activities include studies and other tests conducted in the laboratory and in animals, such as animal pharmacology, drug kinetics/metabolism, initial toxicology, small scale chemical synthesis, assay development and validation and initial drug formulation to obtain preliminary information on a drug's efficacy and safety. The results of these studies and tests are submitted to the FDA as part of the IND filing before approval can be obtained for the commencement of testing in humans.

         The human clinical testing program usually involves three phases which are generally conducted sequentially, but which may overlap or be combined. Particularly in the case of anticancer and other life saving drugs, these phases are often combined. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND filing. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") for each institution at which the study will be conducted. The IRB will consider, among other things, all existing pharmacology and toxicology information on the product, ethical factors, the risk to human subjects, and the potential benefits of therapy relative to risk.

         In "Phase I Clinical Trials", studies are usually conducted on healthy volunteers but, in the case of anticancer agents, are conducted on patients with disease which usually has failed to respond to other treatment to determine the maximum tolerated dose, side effects of a product and pharmacokinetics. "Phase II Clinical Trials" are conducted on a small number of patients having a specific disease to determine initial efficacy (activity) in humans for that specific disease, the most effective doses and schedules of administration and possible adverse effects and safety risks. "Phase II/III" differs from Phase II in that the trials involved may include more patients and, at the sole discretion of the FDA, be considered the pivotal trial or trials for NDA approval. "Phase III Clinical Trials" normally involves the pivotal trials of a drug, consisting of widescale studies on patients with the same disease in order to evaluate the overall benefits and risks of the drug for the treated disease compared with other available therapies. At least two such studies demonstrating safety and efficacy are normally required for FDA approval. The FDA continually reviews the clinical trial plans and results and may suggest study design changes or may require termination of the trials at any time if significant safety or other issues arise.

         While certain of the compounds which the Company intends to develop are currently marketed or have been the subject of clinical trials by other companies or institutes, the Company will have to submit an IND filing and obtain FDA approval in order to commence clinical trials in the United States, and additional preclinical studies may be required before such trials can commence. Where the drug formulation in which the compound to be studied is different from that which was used in other studies, the Company either will have to establish that it is biologically equivalent to the formulation previously used or will have to conduct its own preclinical program before approval of an IND filing can be obtained.

         Data from preclinical studies and tests and the clinical trial phases and of validated manufacturing and quality control procedures are submitted to the FDA with the NDA for marketing approval. The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies and clinical trials. The FDA must approve the NDA before the drug may be marketed in the United States. In selected cases, which the FDA has stated will apply where life threatening diseases are involved, and particularly where no alternate treatments are available, the various phases and the numbers of patients required for them may be condensed, and the FDA review period accelerated. There can be no assurance that the review period of the Company's NDAs will be accelerated.

         The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any FDA approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the side effects of the drug (safety) and its therapeutic benefits (efficacy). Additional preclinical or clinical trials may be requested during the FDA review period and may delay marketing approval. A task force established by the FDA has recently proposed significant changes in the design, analysis and reporting of clinical studies conducted under an IND. The task force recommended increased requirements for reporting adverse effects and new, more stringent rules that would require clinical trial investigators to assume that toxicities reported by patients are drug-related. If these recommendations are implemented, the length of time and costs associated with obtaining market approval by the FDA are likely to be significantly increased.

         The FDA may also require post marketing testing to support the conclusion of efficacy and safety of the product, which can involve significant expense. After FDA approval is obtained for initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications.

         The Company intends to enter into joint development or licensing arrangements with pharmaceutical companies in which it will seek to have such companies assume many of the costs of clinical testing and comparable foreign regulatory approval for the products licensed. To the extent that the Company is unable to enter into such arrangements, it may not have the resources to complete the regulatory approval process with respect to the products it intends to develop.

         The manufacture of the Company's products, whether done by outside contractors or the Company, will be subject to rigorous regulation, including the need to comply with the FDA's cGMP standards. As part of obtaining FDA approval for each product, each of the Company's own or contract manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining NDA approval of the prospective manufacturer's quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic FDA inspections and/or inspections by foreign regulatory authorities.

         For marketing outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for its products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country.

         The Company's business is also subject to regulation relating to safety, health and environmental matters and other factors at both the state and federal level, and internationally.

Competition

         More than 300 companies are reported to have approximately 1,250 cancer drugs under development worldwide, of which a substantial number are under development in the United States. Many of such drugs or other substances under development may compete directly with the treatments which the Company is developing or may develop in the future, and such drugs may perform more effectively or safely than the Company's product candidates. Many of the companies engaged in anticancer research and development and in acquiring rights to the products of such research and development, including biotechnology companies, have substantially greater financial, technical, scientific, manufacturing, marketing and other resources than the Company and have more experience as organizations in developing, marketing and manufacturing therapeutics, including performing the preclinical testing and clinical trials that are required for obtaining FDA and other regulatory approvals. Included among the Company's competitors are: (i) large established companies with commitments to oncology or antiviral research, development and marketing, including Bristol-Myers Squibb Company, Novartis, Eli Lilly and Company, Glaxo Wellcome Inc., Hoffman-LaRoche Inc., Lederle Laboratories, Pharmacia & Upjohn, Inc., Rhone-Poulenc Rorer S.A., Schering-Plough Corporation and Zeneca Pharmaceuticals Group; (ii) smaller companies with similar strategies, including Chiron Corporation, Immunex Corporation, Roberts Pharmaceuticals Corporation and U.S. Bioscience, Inc. and (iii) many development stage companies licensing and/or developing oncology therapeutics.

         A number of companies are developing a variety of delivery systems in the form of microspheres, microcapsules, nanoparticles and liposomes, some of which technologies may have characteristics that are similar or superior to the Company's Spartaject Technology. Orphan Medical, Inc., a United States company which is not affiliated with the Company's licensees of Spartaject busulfan in Europe and Sweden, Orphan Europe and Swedish Orphan, has disclosed that it is in Phase II Clinical Trials with an intravenous form of busulfan for use in bone marrow transplants using a formulation with solvents licensed from a university.

         The development of technologies in which toxic agents are selectively carried to a tumor site by mechanical, other chemical or biological means is a recognized strategy for oncological research, and such technologies may have characteristics similar or superior to the Company's L.A.D.D. Technology. The concept of targeted therapeutics in cancer is not a new one, and includes such approaches as the injection of toxic agents into the tumor, the use of prodrugs activated by other means in the body, monoclonal antibodies and gene therapy. The Company is aware of at least three other approaches to the delivery of an oral 5-FU, which may compete with the Company's L.A.D.D. delivered 5-FP, one possibly being developed by Hoffmann-La Roche Inc., one by Glaxo Wellcome Inc. and the other by the Japanese company, Taiho Pharmaceutical Co., Ltd.

         Several pharmaceutical companies are developing protease inhibitors with potential application in pulmonary inflammation, pancreatitis, coagulative disorders and reperfusion injury. It is widely acknowledged that proteases are a critical component in the inflammatory cascade and their inhibition has been pursued by companies engaged in the development of both traditional pharmaceuticals and biotech compounds. Companies that have been active in this area at some time include, but are not limited to, Eisai Company, Ltd., ONO Pharmaceutical Company, Ltd., Zeneca, PLC, Boehringer Ingelheim, GmbH, Cortech, Inc., DuPont Merck Pharmaceutical Company, T-Cell Sciences, Inc., SmithKline Beecham Pharmaceuticals, Merck & Company, Inc., Bayer AG, Arris Pharmaceutical Corp., Fujisawa Pharmaceutical Company, Ltd., Corvas International, Inc. and British Bio- Technology Group, PLC.

         Significant numbers of antiviral drugs are also under development by other companies. Generally, the companies engaged in antiviral research and development have substantially greater resources and experience than the Company.

Important Factors Regarding Forward-Looking Statements

         Certain of the statements set forth above regarding the Company's research and development programs, such as the statements regarding the intention to contract with other organizations for development and registration, if applicable, of its product candidates, as well as seeking joint development or licensing arrangements with pharmaceutical companies; the research and development of particular compounds and technologies for particular indications; timing related to patent issuances; the markets for successfully developed product candidates and seeking additional funding are forward-looking and involve risks and uncertainties that could significantly impact expected results. These forward looking statements are based upon the Company's current belief as to the outcome, occurrence and timing of future events or current expectations and plans. Many important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize drugs, including; the ability to obtain substantial additional funds, to obtain and maintain all necessary patents or licenses; to demonstrate the safety and efficacy of product candidates at each stage of development; to meet applicable regulatory standards and receive required regulatory approvals; to meet obligations and required milestones under its license agreements; to produce drug candidates in commercial quantities at reasonable costs; to compete successfully against other products and to market products in a profitable manner. There can be no assurance that any of the product candidates described above will be successfully developed; prove to be safe and efficacious at each stage of preclinical development and clinical trials; meet applicable regulatory standards; be capable of being produced in commercial quantities at reasonable cost or be successfully marketed for use by a sufficient number of patients at a price to result in profitability. The Company's ability to raise additional funds will be affected by progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, the cost of establishing manufacturing, sales and marketing capabilities and the ability of the Company to continue to meet the criteria for continued listing of the Company's securities on the NasdaqSmallCap Market. If adequate funds are not available, the Company may be required to delay, reduce or eliminate research and development programs. The Company also may be required to obtain funds through arrangements with collaborative partners that may require the Company to relinquish material rights to its products that it would not otherwise relinquish.


Human Resources

         At March 21, 1997, the Company had nine full-time employees and one part-time employee. Four employees are officers, three administrative and three are involved in the coordination of research and development activities. The Company believes that its relationship with its employees is satisfactory.

Item 2.  Properties

         The Company currently operates from leased facilities in Horsham, Pennsylvania. A leasehold interest in 12,800 square feet of laboratory and office space in Horsham was acquired as part of the Lexin Purchase. The remaining initial lease term expires in July 1999 with the Company having the option to extend the lease for an additional five years or to terminate the lease in July 1997. The Company believes that the Horsham facility is adequate to meet the Company's needs for at least the next two years. The Company maintains a small office in Durham, North Carolina which it subleases on a month-to-month basis from Cato.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.  Submission of matters to a vote of security holders

         No matters were submitted to a vote of shareholders during the fourth quarter of 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Units, Common Stock, Class A Warrants, Class B Warrants and Class C Warrants are traded on the Nasdaq SmallCap Market under the symbols SPTAU, SPTA, SPTAW, SPTAZ, and SPTAL, respectively. The following table sets forth the range of high and low bid prices for the Units, Common Stock, and Class A, B and C Warrants as reported by Nasdaq for the two most recent fiscal years of the Company. These market quotations reflect inter-dealer prices and may not necessarily represent actual transactions.



                                                                          1995                          1996
                                                                          ----                          ----
Units                                                              High           Low           High            Low
-----
January 1-- March ......................................          6 5/8         5 3/8          6 3/8            21/2
April 1-- June 30.......................................              6             4          5 5/8            31/2
July 1-- September 30...................................          5 3/8         3 1/4          4 5/8           2 3/4
October 1-- December 31.................................          4 1/4             2        2 15/16           1 3/8



Common Stock                                                       High           Low           High            Low
------------
January 1-- March 31....................................          5 1/8           41/2            5           1 7/8
April 1-- June 30.......................................          4 3/4         2 3/8              4          2 5/8
July 1-- September 30...................................              4             2        2 15/16          1 5/8
October 1-- December 31.................................              3         1 1/4          1 5/8            7/8



Class A Warrants                                                   High           Low           High            Low
----------------
January 1-- March 31...................................          1 1/32           3/4          27/32            3/8
April 1-- June 30......................................          1 3/16           5/8          1 3/4            3/8
July 1-- September 30..................................             7/8         1 1/2         1 9/32          13/16
October 1-- December 31................................             5/8           3/8            7/8           5/16



Class B Warrants                                                   High           Low           High            Low
----------------                                                   ----           ---           ----            ---
January 1-- March 31...................................            9/16          7/16            1/2            1/8
April 1-- June 30......................................          1 7/32          5/16          11/16            1/8
July 1-- September 30..................................          1 9/32          9/32            3/8            1/4
October 1-- December 31................................            1/2            1/4          11/32            1/8



Class C Warrants                                                   High           Low           High            Low
----------------                                                   ----           ---           ----            ---
January 1-- March 31...................................              --            --             --             --
April 1-- June 30......................................              --            --             --             --
July 1-- September 30..................................              --            --             --             --
October 1-- December 31................................              --            --           9/16            1/4

         As of March 21, 1997, the Company's Common Stock was held by 181 shareholders of record. The Company has never declared or paid any dividends and does not anticipate paying dividends on the Common Stock in the foreseeable future. The Company currently intends to retain future earnings, if any, for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors taking into account the Company's financial condition and requirements, its future prospects, restrictions in its financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Item 6.  Selected Financial Data

                                                                                                           Period From
                                                                                                          June 12, 1990
                                                Years Ended December 31                                  (Inception) to
                             ---------------------------------------------------------------------         December 31,
                             1992            1993             1994            1995            1996             1996
                             ----            ----             ----            ----            ----             ----
Statements of
  Operations Data:
Revenue:
  Interest income....       $32,569         $21,766         $114,648        $121,438        $296,730         $588,392
  Contract
     revenue.........            --              --          109,995          17,875              --          127,870
                        -----------     -----------      -----------     -----------     -----------     ------------
          Total
           revenue...        32,569          21,766          224,643         139,313         296,730          716,262
                        -----------     -----------      -----------     -----------     -----------     ------------
Operating expenses:
  Research and
     development.....       609,326       1,434,956        2,013,934       1,819,887       3,176,742        9,181,147
  Charge for acquired
   research and
   development                   --              --               --              --       3,062,913        3,062,913
  General and
   administrative....       641,176       1,236,034        1,360,367         961,833       1,404,955        5,837,538
          Total
           operating
           expenses..     1,250,502       2,670,990        3,374,301       2,781,720       7,644,610       18,081,598
                        -----------     -----------      -----------     -----------     -----------     ------------
Net loss.............   $(1,217,933)    $(2,649,224)     $(3,149,658)    $(2,642,407)    $(7,347,880)    $(17,365,336)
                        ===========     ===========      ===========     ===========     ===========     ============
Net  loss per
  common  share......         $(.27)          $(.54)           $(.57)          $(.43)          $(.93)
                        ===========     ===========      ===========     ===========     ===========





                                                                       At December 31
                                          ---------------------------------------------------------------------
                                          1992            1993             1994            1995            1996
                                          ----            ----             ----            ----            ----

Balance Sheet Data:
Cash and cash equivalents               $368,255       $1,221,030       $2,348,522         $734,296      $10,246,812
Marketable securities                         --               --        1,099,877               --               --
Working capital (deficit)              (180,341)      (3,072,792)        3,249,449          728,560        9,700,066
Total assets                             464,693        2,037,337        3,626,680          999,966       11,086,283
Total convertible notes                       --        3,869,124               --               --               --
Deficit accumulated during the
  development stage                   (1,576,167)      (4,225,391)      (7,375,049)     (10,017,456)     (17,365,336)
Total stockholders' equity (deficit)     (93,756)      (2,271,639)       3,369,004          814,105       10,456,786


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Since its inception in June 1990, the Company has been engaged in acquiring and developing technologies and drug candidates for the treatment of cancer and viral diseases. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of December 31, 1996, the Company's accumulated deficit was $17,365,336

  On March 15, 1996, Sparta acquired the assets and business of Lexin Pharmaceutical Corporation of Horsham, Pennsylvania, subject to completion of certain post-closing conditions which have since been satisfied. Lexin was in the business of developing and commercializing technology and compounds which were licensed exclusively from Penn and Wichita State and directed at the potential treatment of a number of life threatening diseases. The technology and compounds are related to inhibition of serine proteases, which are enzymes that digest proteins and are implicated in a number of diseases including cancer, cardiovascular disorders and acute inflammation. Lexin's lead compound LEX032, is under option to Astra Merck Inc. for acute pancreatitis.

         During 1996, the Company focused on securing additional financing and advancing its product candidates into clinical trials. This involved finalizing the formulation and coordinating the manufacture of clinical trial material for RII retinamide, Spartaject busulfan and L.A.D.D. 5-FP. Additionally, the Company identified and retained clinical research organizations to monitor the clinical trials and selected clinical trial sites for RII retinamide, Spartaject busulfan and L.A.D.D. 5-FP. The Company commenced Phase I Clinical Trials in the United States for RII retinamide, while its collaborator, CRC, began a second Phase I Clinical Trial in the United Kingdom with a compound for which the Company holds an option to acquire.

Results of Operations

    Years Ended December 31, 1995 and 1996

  Revenue increased from $139,313 in 1995 to $296,730 in 1996 due to a significant increase in interest income earned on greater cash balances available for investment resulting from the private placements concluded during 1996. Although the Company earned interest income of approximately $148,000 on its investments in the last quarter of 1996, this amount is expected to decrease over subsequent periods as investable funds are consumed by the operations of the Company, unless the Company is able to secure additional funding. Fees earned in connection with contracts under which the Company provided pharmaceutical clients with drug formulations utilizing its Spartaject Technology decreased from approximately $18,000 in 1995 to approximately $0 in 1996. The amount of revenues, if any, may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

  Research and development expenses increased from $1,819,887, or 65% of total operating expenses, in 1995 to $3,176,742, or 69% of total operating expenses (excluding the Charge for Acquired Research and Development related to the Lexin Purchase), in 1996. The $1,356,855 increase reflects increased spending on the production of clinical trial materials to support the clinical trials of RII retinamide, Spartaject busulfan and L.A.D.D. 5-FP, along with increases in personnel, consulting, legal fees associated with patents and facility related expenses.

  General and administrative expenses increased from $961,833, or 35% of total operating expenses, in 1995 to $1,404,955, or 31% of total operating expenses (excluding the Charge for Acquired Research and Development related to the Lexin Purchase), in 1996. The increase resulted from increased personnel, consulting and facility related expenses.

  The Company recorded a significant one time non-cash charge of $3,062,913 in the first quarter of 1996 related to the acquisition of in-process research and development in conjunction with the purchase of the business and assets of Lexin Pharmaceutical Corporation. After giving effect to the Lexin Purchase, the Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.


    Years Ended December 31, 1994 and 1995

  Revenue decreased from $224,643 in 1994 to $139,313 in 1995 primarily due to a lower level of grant and contract revenue. 1994 revenue included approximately $75,000 of the work performed on a Phase 1 SBIR grant from the NCI, under which grant the Company produced and tested formulations of etoposide utilizing its Spartaject Technology. Sparta completed the work under the $83,000 grant in the first quarter of 1995, and the remaining $8,000 was recognized as revenue in that period. Fees earned in connection with contracts under which the Company provided pharmaceutical clients with drug formulations utilizing its Spartaject Technology decreased from approximately $35,000 in 1994 to approximately $18,000 in 1995. Interest income increased slightly in 1995, from approximately $115,000 in 1994 to approximately $121,000 in 1995.

  Research and development expenses decreased from $2,013,934, or 60% of total operating expenses, in 1994 to $1,819,887, or 65% of total operating expenses in 1995. The $194,047 decrease reflected decreased spending in the fourth quarter of 1995 as the Company focused its efforts on obtaining additional financing. The overall decrease was partially offset by increases in expenditures on applications of the Company's L.A.D.D. technology and RII retinamide programs.

  General and administrative expenses decreased from $1,360,367, or 40% of total operating expenses, in 1994 to $961,833, or 35% of total operating expenses in 1995. The $398,534 decrease was primarily attributable to the elimination of amortization and interest expense associated with convertible notes which converted into capital stock on June 21, 1994. The decrease was partially offset by a significant increase in financial advisory fees, increased insurance expenses, and increased legal expenses in 1995.

Liquidity and Capital Resources

  On February 29, 1996, the Company completed a private placement of $3,000,000 of its Series A Convertible Preferred Stock, $.001 par value per share (the "Series A Preferred Stock"). The Series A Preferred Stock, pursuant to its Certificate of Designation, was automatically converted into units comprised of Series B' Convertible Preferred Stock , $.001 par value per share (the "Series B' Preferred Stock") and Class C Warrants in connection with a "Qualified Offering" (as defined in the Certificate of Designation) concluded during July and August 1996. In connection with the private placement of its Series A Preferred Stock, the Company paid commissions of $300,000 and non-accountable expense allowances of $90,000 to a company controlled by a significant shareholder which served as placement agent for the transaction ( the "Placement Agent"). In addition, the Company issued the Placement Agent a warrant to purchase 30,000 shares of the Series A Preferred Stock , for an aggregate purchase price of $375,000, which was converted into a warrant to purchase securities offered in the Qualified Offering concluded during July and August 1996. Net proceeds of the sale of Series A Preferred Stock after commissions, legal fees and other expenses were approximately $2,570,000.

  In July and August, 1996, the Company completed a private placement of units (the "Units), or fractions thereof, with each Unit comprised of 10,000 shares of the Company's Series B' Preferred Stock and warrants to purchase 66,667 shares of the Company's Common Stock at an exercise price of $1.50 per share(the "Class C Warrants").

Each Unit was priced at $100,000. In connection with the closing of the private placement at the end of August 1996, all previously issued shares of Series B Convertible Preferred Stock were converted into shares of Series B' Preferred Stock so as to give all purchasers comparable rights and privileges. Gross proceeds from this placement were $12,965,000.

  The Series B' Preferred Stock included in the Units is convertible at any time at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $1.50 per share such that the 10,000 shares of the Company's Series B' Preferred Stock included in a Unit are initially convertible into 66,667 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. On August 23, 1997 the conversion rate of the then outstanding Series B' Preferred Shares into shares of Common Stock will be subject to increase if the average closing bid price of the Common Stock for the 30 consecutive trading days immediately prior to August 23, 1997 is not greater than $1.95 per share. The Series B' Preferred Stock is subject to mandatory conversion under certain conditions after August 23, 1997. Class C Warrants to purchase 11,309,722 shares of Common Stock are currently outstanding and are redeemable under certain conditions after August 23, 1997. Each Class C Warrant has a five year term.

  The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to the Common Stock issuable upon (a) conversion of the Series B' Preferred Stock (b) exercise of the Class C Warrants
(c) the Class C Warrants (d) the exercise of certain warrants issued to the Placement Agent (e) the exercise in full of the Unit Purchase Options granted to the underwriter of the Company's Initial Public Offering and (f) shares previously issued to a Yale University (collectively, the "Registrable Securities"). The registration statement was declared effective by the Securities and Exchange Commission on October 22, 1996.

   In connection with the Unit offering, the Company paid aggregate commissions of $1,166,850 and non-accountable expense allowances of $518,600 to the same Placement Agent which served in that capacity in the private placement of the Series A Preferred Stock. In addition, the Company issued to the Placement Agent warrants to purchase 129,650 shares of Series B' Preferred Stock for an aggregate purchase price of $1,426,150 and warrants to purchase 864,333 shares of the Company's Common Stock for an aggregate consideration of $1,555,799. Net cash proceeds from the Unit offering were approximately $10,735,000.

  In connection with the private placements concluded during 1996, adjustments were made to the exercise price and the number of shares of Common Stock purchasable upon the exercise of the Company's outstanding Class A and B Warrants and an underwriter's purchase option issued in connection with its initial public offering. Each Class A Warrant has been adjusted such that the exercise price is $4.99 and allows the holder to acquire 1.2 shares of Common Stock. Each Class B Warrant has been adjusted such that the exercise price is $8.25 and allows the holder to acquire 1.2 shares of Common Stock. The Underwriter's Unit Purchase Option has been adjusted such that 155,100 shares of Common Stock, and 110,000 Class A Warrants and 110,000 Class B Warrants are issuable upon exercise in full of the Unit Purchase Option for an aggregate option exercise price of $2,003,100.

  The Company has used approximately $12,420,446 to fund operations from inception through December 31, 1996. The Company has financed its operations to date from the proceeds of its private placement of Series A Preferred Stock and Units, its initial public offering in June and July 1994, prior placements of equity and convertible debt securities and investment income. In 1996, the Company made minimum royalty payments and annual maintenance fee payments in the aggregate of $157,000 and is obligated to make payments of $182,000 in 1997. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to $110,000 based on the fulfillment of certain benchmarks. The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments. The Company anticipates making payments of approximately $1,210,000 under the agreements which were in effect as of February 28, 1997. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with three of its executive officers and a former executive officer as well as certain consulting agreements which provide for aggregate annual minimum payments of $530,000 and $120,000, respectively, in 1997. Upon the acquisition of the assets and business of Lexin, Sparta assumed an operating lease obligation which will require the Company to make payments of approximately $100,000 in 1997. The Company has contracted with Cato to provide drug development services. Cato's services are paid for with a combination of cash and Common Stock.

  As of December 31, 1996, the Company had cash and cash equivalents of $10,246,812, accounts payable and accrued expenses of $629,497, and working capital of $9,700,066.

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

  The Company's ability to raise funds is likely to be adversely affected if it is unable to continue to meet the listing criteria on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market listing criteria requires a minimum of $2,000,000 in total assets and a minimum capital and surplus of $1,000,000. The Company's assets fell below the required minimum during the third quarter of 1995. The Listing Qualifications Committee of Nasdaq granted the Company a temporary exception from such requirements subject to meeting certain conditions, one of which was the private placement of the Series A Preferred Stock no later than February 29, 1996. On March 14, 1996, the Company was notified that it had satisfied the requirements for continued listing. If the Company is unable to raise sufficient funds when needed, thereby allowing it to remain in compliance with the listing requirements, the Company will either have to significantly reduce its operations, particularly its research and development, or it will cease to be in compliance during such period. If the Company becomes unable to meet such criteria and is delisted from Nasdaq, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the National Association of Securities Dealers Inc.'s "Electronic Bulletin Board." If delisting occurs, the Company's securities may also become "penny stock" as defined in the Securities Exchange Act of 1934, as amended, which may also adversely affect the Company's ability to raise funds. As a result, an investor would likely find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities. The Company anticipates that the proceeds of the private placement of Units concluded in July and August 1996 will enable the Company to satisfy the Minimum Asset Requirement for continued listing through 1997.


Item 8.  Financial Statements and Supplementary Data

  The financial statements and supplementary data of the Company required by this item are set forth in the pages indicated in Item 14(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  The information required by this item is incorporated by reference from the information under the captions "Management -- Directors" and "-- Executive Officers" contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders to be held on June 17, 1997 ( the "Proxy Statement").

Item 11.  Executive Compensation

  The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference from the information under the caption "Share Ownership" contained in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                     PART IV

Item 14.  Exhibits

  (a) (1) Financial Statements

  The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                        INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants - Arthur Andersen LLP.........................................  F-1
Report of Independent Auditors - Ernst & Young LLP.....................................................  F-2
Financial Statements
Balance Sheets as of December 31, 1995 and 1996........................................................  F-3
Statements of Operations for the years ended December 31, 1994, 1995 and 1996, for the period from June 12, 1990 (Inception) to December 31, 1996.....................................  F-4
Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1994,
    1995 and 1996......................................................................................  F-5
Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996, for the period from June 12, 1990 (Inception) to December 31, 1996.....................................  F-9
Notes to Financial Statements..........................................................................  F-10

         (2) All financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

  (b) Reports on Form 8-K

  The Company filed the following reports on Form 8-K during the quarter:

         On October 21, 1996, a report on Form 8-K/A dated September 3, 1996, was filed with the Securities and Exchange Commission amending the Form 8-K dated September 3, 1996, announcing the commencement of the Company's first U.S. Clinical Trial with RII retinamide. This report was necessitated by the unacceptable quality of the EDGAR version of the initial filing.






  (c) Exhibits

Exhibit No.                Description
-----------                -----------
%%% 2.1           -- Copy of the Asset Purchase Agreement, with exhibits thereto, dated February 22, 1996, between the Registrant and Lexin Pharmaceutical Corporation
   3.4            -- Amended and Restated Certificate of Incorporation filed August 1, 1996.
 & 3.4A           -- Certificate of Designation of the Series B' Convertible Preferred Stock filed on August 23,
                     1996.


  **4.2            -- Form of Common Stock Certificate
  **4.3            -- Form of Class A Warrant Certificate
  **4.4            -- Form of Class B Warrant Certificate
***4.5             -- Unit Purchase Option granted to Americorp Securities Inc. dated June 28, 1994
***4.6             -- Warrant Agreement entered into among Midlantic National Bank, Americorp Securities,
                      Inc., and the Registrant dated June 21, 1994
 @@4.7             -- Warrant Agreement for the Class C Warrants, dated August 23, 1996 between the Registrant,
                      First City Transfer Company  and Paramount Capital, Inc.
 @@4.8             -- Form of Class C Warrant Certificate ( see Exhibit 4.7)
*+10.1             -- Exclusive License Agreement, dated October 1, 1991, between the Registrant and Yale
                      University ("Yale") and Subscription Agreement, dated October 21, 1991, between the
                      Registrant and Yale
*+10.1A            -- Revised pages of Exhibit 10.1
*+10.2             -- License Agreement, dated October 7, 1991, between the Registrant and The Research
                      Foundation of State University of New York
*+10.2A            -- Revised pages of Exhibit 10.2
*+10.3             -- Research and License Agreement, dated as of October 15, 1991, between the Registrant and Institute of Materia Medica of the Chinese Academy of Medical Sciences ("BIMM"),
                      as amended by an Amendment of Research and License Agreement, dated as of March
                      1, 1992, between the Registrant and BIMM
*+10.3A            -- Revised pages of Exhibit 10.3
*+10.4             -- Licensing and First Refusal Agreement, dated as of March 12, 1992, between the
                      Registrant and the Dana-Farber Cancer Institute, Inc. ("Dana-Farber"), a Letter
                      Agreement, dated March 12, 1992, between the Registrant and Dana-Farber, and a Letter
                      Agreement, dated September 12, 1992, between the Registrant and Dana-Farber
*+10.4A            -- Revised pages of Exhibit 10.4
*+10.5             -- License Agreement, dated as of August 31, 1992, between the Registrant and Imperial
                      Chemical Industries PLC
*+10.5A            -- Revised pages of Exhibit 10.5
 *10.6             -- Letter Agreement, dated October 30, 1992, among the Registrant, Imperial Chemical
                      Industries PLC, and ICI Bioscience Limited
*+10.7             -- Collaboration and Option Agreement, dated September 18, 1992, by and among the
                      Registrant, Cancer Research Campaign and Cancer Research Campaign Technology
                      Limited
*+10.7A            -- Revised pages of Exhibit 10.7
 !10.8             -- Amended and Restated Sublicense Agreement, dated January 1, 1997, between the
                      Registrant and Research Triangle Pharmaceuticals Ltd. ("RTP").
*+10.9             -- Service Agreement, dated November 27, 1991, between the Registrant and Cato Research,
                      Ltd. ("Cato"), as amended by a Letter Agreement, dated March 16, 1993, between the
                      Registrant and Cato
 *10.9A            -- Revised pages of Exhibit 10.9
 *10.10            -- Letter Agreement, dated October 28, 1991, between the Registrant and Cato
 *10.11            -- Subscription Agreement, dated November 27, 1991, between the
                      Registrant and Cato Holding Co.
 *10.12            -- Subscription Agreement, dated December 10, 1993, between the Registrant and Cato
                      Holding Co.
 *10.13            -- Employment Agreement, dated as of January 28, 1991, between the Registrant and
                      William M. Sullivan, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties


 *10.14            -- Nonqualified Stock Option Agreement, dated as of December 3, 1991, between the
                      Registrant and William M. Sullivan
 *10.15            -- Confidentiality Agreement, dated as of January 28, 1991, between the Registrant and
                      William M. Sullivan
 *10.16            -- Employment Agreement, dated July 2, 1992, between the Registrant and William
                      McCulloch, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and Guarantee by The Castle Group Ltd.
 *10.17            -- Incentive Stock Option Agreement, dated as of October 1, 1992, between the Registrant and William McCulloch
 *10.18            -- Nonqualified Stock Option Agreement, dated as of October 1, 1992, between the
                      Registrant and William McCulloch
 *10.19            -- Nonqualified Stock Option Agreement, dated as of October 1, 1992, between the
                      Registrant and William McCulloch
 *10.20            -- Confidentiality Agreement, dated as of July 2, 1992, between the Registrant and William
                      McCulloch
 *10.21            -- Noncompetition Agreement, dated as of October 1, 1992, between the Registrant and
                      William McCulloch
 *10.27            -- Letter Agreement, dated March 23, 1993, between the Registrant and Paramount Capital,
                      Inc., as amended by Letter Agreements dated June 24, 1993, June 28, 1993, September
                      24, 1993 and November 5, 1993
 *10.28            -- Indemnification Agreement, dated as of June 3, 1992, between the Registrant and The
                      Castle Group Ltd. relative to William McCulloch
 *10.30            -- 1991 Stock Plan, as amended
 *10.31            -- Stock Repurchase Agreement, dated as of November 21, 1991, between the Registrant and
                      Peter Barton Hutt
 *10.33            -- Stock Repurchase Agreement, dated as of October 15, 1991, between the Registrant and
                      Sir John Vane
 *10.34            -- Stock Repurchase Agreement, dated as of December 24, 1991, between the Registrant and
                      The Sir John Vane Trust
 *10.36            -- Form of convertible notes issued on or prior to October 28, 1993 and schedule of purchasers of notes
 *10.37            -- Form of Note Purchase and Subscription Agreement for issuance of convertible notes issued prior to October 28, 1993 and schedule of purchasers of notes
 *10.38            -- Form of convertible notes issued in November 1993 and schedule of purchasers of notes
 *10.39            -- Note Purchase and Subscription Agreement dated as of November 12, 1993 between the
                      Registrant and Financial Strategic Portfolios, Inc. -- Health Sciences Portfolio ("FSP") for
                      issuance of convertible notes (See Exhibit 10.38 hereunder for Exhibit A to this Exhibit
                      10.39)
 *10.40            -- Form of Note Purchase and Subscription Agreement for issuance of convertible notes issued in November 1993 other than to FSP
 *10.41            -- Form of Note Purchase and Exchange Agreement for exchange of convertible notes, form of convertible notes and schedule of parties thereto
 *10.41A           -- Revised schedule of parties to Exhibit 10.41
 *10.42            -- Stock Purchase and Exchange Agreement, dated as of December 10, 1993, between the
                      Registrant and FBL Ventures of South Dakota
 *10.43            -- Registration Rights Agreement, dated November 12, 1993, among the Registrant and certain rights holders, as amended as of December 14, 1993
 *10.44            -- Subscription Agreement dated September 14, 1992 and Letter Agreements dated October
                      12, 1992 and December 13, 1993, between the Registrant and Yale


 *10.44A           -- Letter Agreement dated January 4, 1994
***10.46           -- M/A Agreement between the Registrant and Americorp Securities, Inc. dated June 28,
                      1994
**10.47            -- Form of Warrant Purchase Agreement among the Registrant, Healthcare Capital
                      Investments, Inc.,  Societe Generale Securities Corporation and the Holders listed on
                      Schedule I thereto
**10.48            -- Form of Warrant Purchase Agreement among the Registrant, Paramount Capital, Inc. and the Holders listed on Schedule I thereto
***10.49           -- Underwriting Agreement between the Registrant and Americorp Securities, Inc. dated
                      June 21, 1994
***10.50           -- Unit Purchase Option granted to LT Lawrence & Company, Inc. dated June 28, 1994
 #10.51            -- Nonqualified Stock Option Agreement, dated as of December 16, 1994, between the
                      Registrant and William M. Sullivan
 #10.52            -- Nonqualified Stock Option Agreement, dated as of July 10, 1994, between the Registrant and
                      Sir John Vane, FSR
 #10.54            -- Nonqualified Stock Option Agreement, dated as of July 10, 1994, between the Registrant and Peter Barton Hutt
 #10.55            -- Incentive Stock Option Agreement, dated as of December 16, 1994, between the
                      Registrant and William McCulloch
 #10.56            -- Amendment (as of March 14, 1994) to the Employment Agreement, dated July 2, 1992, between the Registrant and William McCulloch, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and guaranteed by The Castle Group Ltd.
 #10.57            -- Amendment (dated November 26, 1994) to the Service Agreement, dated November 27,
                      1991, between the Registrant and Cato Holding Co.
 #10.58            -- Amendment (dated December 16, 1994) to the Employment Agreement, dated January
                      28, 1991, between the Registrant and William M. Sullivan, as amended by a Letter
                      Agreement, dated as of March 2, 1993, between the parties
##10.59            -- Nonqualified Stock Option Agreement, dated as of June 7, 1995, between the Registrant and
                      Sir John Vane, FSR
##10.61            -- Nonqualified Stock Option Agreement, dated as of June 7, 1995, between the Registrant and
                      Peter Barton Hutt
##10.62            -- Amendment (dated June 1, 1995) to the Research and License Agreement, dated as of
                      October 15, 1991, between the Registrant and BIMM, as amended by an Amendment of
                      Research and License Agreement, dated as of March 1, 1992, between the Registrant and
                      BIMM
 ^10.63            -- Financial Advisory Agreement between the Registrant and Americorp Securities, Inc., dated as of June 29, 1995
%10.64             -- Amendment (dated as of September 14, 1994) to the Collaboration and Option Agreement,
                      dated September 18, 1992, by and among the Registrant, Cancer Research Campaign and
                      Cancer Research Campaign Technology Limited
%%10.65            -- Form of Nonqualified Stock Option Agreement, dated as of December 10, 1995, between the
                      Company and William M. Sullivan
%%10.66            -- Incentive Stock Option Agreement, dated as of December 10, 1995, between the Company and William McCulloch
%%10.67            -- Distribution Agreement, dated as of December 1, 1995, among Sparta Pharmaceuticals, Inc.,
                      Orphan Europe SARL and Swedish Orphan, AB
%%10.68            -- Warrant Agreement between the Registrant  and Paramount Capital, Inc., dated February 29,
                      1996



  ^10.69           -- Financial advisory agreement between the Registrant and Paramount Capital, Inc. dated as of February 29, 1996
^^+10.70           -- Evaluation and option agreement between Lexin Pharmaceutical Corporation and Astra
                      Merck, Inc. dated as of October 25, 1995 (Assigned to Registrant pursuant to the Lexin
                      Purchase)
^^+10.71           -- Collaborative Research and Licensing Agreement between Lexin Pharmaceutical Corporation and Wichita State University dated as of April 1, 1994 (Assigned to Registrant pursuant to the Lexin Purchase)
^^+10.72           -- License Agreement between PI Research Corporation (predecessor in name to Lexin
                      Pharmaceutical Corporation) and the Trustees of The University of Pennsylvania dated as of
                      January 2, 1992 (Assigned to Registrant pursuant to the Lexin Purchase)
  ^10.73           -- Amendment (dated March 15, 1996) to the Employment Agreement  dated January 28, 1991, between the Registrant and William M. Sullivan, as amended by letter agreements, dated as of March 2, 1993 and December 16, 1994, between the parties
  ^10.74           -- Placement Agency Agreement between the Registrant and Paramount Capital, Inc., dated as of January 22, 1996
  @10.75           -- Placement Agency Agreement between the Registrant and Paramount Capital, Inc., dated as of June 3, 1996
  @10.76           -- Amendment (dated January 10, 1996) to the Stock Option Agreements between the Registrant and William McCulloch dated as of  October 1, 1992, December 1, 1996, December 16, 1994
                      and December 11, 1995
  @10.77           -- Amendment (dated March 29, 1996) to the Collaborative Research and Licensing Agreement
                      between Lexin Pharmaceutical Corporation and Wichita State University dated as of April
                      1, 1994 (Assigned to Registrant pursuant to the Lexin Purchase)
@@ 10.79           -- Promissory Note dated August 23, 1996, in the amount of $100,000 from Jerry B. Hook
                      Ph.D. to the Registrant.
 @@10.80           -- Promissory Note dated August 23, 1996, in the amount of $50,000 from Dr. William
                      McCulloch to the Registrant.
 @@10.81           -- Promissory Note dated August 23, 1996, in the amount of $50,000 from Ronald H. Spair to the Registrant.
  10.82            -- Employment Agreement, dated March 15, 1996, between the Registrant and Ronald H. Spair
  10.83            -- Net Lease Agreement dated March 29, 1994,  and entered into between Lexin Pharmaceutical
                      Corporation and the Pennsylvania Business Campus (assigned to the Registrant).
  10.84            -- Nonqualified Stock Option Agreement, dated as of September 5, 1996 between the
                      Registrant and Colin B. Bier, Ph.D.
  10.85            -- Milestone Option  Agreement between the Registrant and William McCulloch dated March
                      15, 1996.
  10.85A           -- Amendment (dated June 17, 1996) to the Milestone Option  Agreement between the Registrant and William McCulloch dated March 11, 1996.
  10.86            -- Incentive Stock Option Agreement, dated as of December 5, 1996, between the Registrant and Jerry B. Hook, Ph.D.
  10.87            -- Incentive Stock Option Agreement, dated as of December 5, 1996, between the Registrant and William McCulloch.
  10.88            -- Incentive Stock Option Agreement, dated as of December 5, 1996, between the Registrant and Ronald H. Spair.
  10.89            -- Nonqualified Stock Option Agreement, dated as of June 17, 1996  between the Registrant and
                      Sir John Vane, FSR
  10.90            -- Nonqualified Stock Option Agreement, dated as of June 17, 1996, between the Registrant and Peter Barton Hutt


11.1               -- Statement Re Computation of Per Share Earnings
23.1               -- Consent of Arthur Andersen LLP
23.2               -- Consent of Ernst & Young LLP
27.1               -- Financial Data Schedule

---------------
* Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-72882, filed on December 14, 1993, or amendments thereto, and incorporated by reference herein.
** Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-78086, filed on April 25, 1994, or in Amendment No. 1 thereto, filed on June 1, 1994.
*** Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, filed on August 15, 1994 and incorporated by reference herein.
# Previously filed with the Company's 1994 Annual Report on Form 10-K, filed on March 31, 1995, and incorporated by reference herein.
## Previously filed with the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 1995, filed on August 14, 1995.
### Previously filed with the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on January 24, 1996.
% Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on November 14, 1995.
%% Previously filed with the Company's 1995 Annual Report on Form 10-K, filed on April 1, 1996, and incorporated by reference herein.
%%% Previously filed with the Company's report on Form 8-K filed on April 1, 1996, and incorporated by reference herein.
  & Previously filed with the Company's report on Form 8-K filed on September 26, 1996, and incorporated by reference herein.
  ^ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 15, 1996.
^^ Previously filed with the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1996, filed on July 17, 1996.
@ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 9, 1996.
@@ Previously filed with the Company's Registration Statement on Form S-3, Registration Number 333-13621, filed on October 7, 1996, or in Amendment No. 1 thereto, filed on October 17, 1996.
 + Confidential Treatment has been granted by the Securities and Exchange Commission.
 ! Confidential Treatment has been requested from the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SPARTA PHARMACEUTICALS, INC.

                                      By: /s/ Jerry B. Hook
                                          ------------------------------------
                                                 Jerry B. Hook, Ph.D.
                                          President and Chief Executive Officer
                                                   Dated: March 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



            Signature                                      Title                           Date
            ---------                                      -----                           ----


/s/  William M. Sullivan
-------------------------------                 Chairman of the Board and                March 27, 1997
     William M. Sullivan                          Director

/s/  Jerry B. Hook, Ph.D.
-------------------------------                 President and Chief Executive            March 27, 1997
     Jerry B. Hook, Ph.D.                        Officer (principal executive
                                                 officer) and Director

/s/  Ronald H. Spair
-------------------------------                 Vice President and Chief                 March 27, 1997
      Ronald H. Spair                             Financial Officer (principal
                                                  financial and accounting officer)

/s/ Colin B. Bier, Ph.D.                        Director                                 March 27, 1997
-------------------------------
     Colin B. Bier, Ph.D.

/s/  Peter Barton Hutt                          Director                                 March 27, 1997
-------------------------------
      Peter Barton Hutt

/s/  Lindsay A. Rosenwald, M.D.                 Director                                 March 27, 1997
-------------------------------
      Lindsay A. Rosenwald, M.D.

/s/  John Vane                                  Director                                 March 27, 1997
      Professor Sir John Vane

/s/  Richard L. Sherman                         Director                                 March 27, 1997
-----------------------
     Richard L. Sherman


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Sparta Pharmaceuticals, Inc.:

We have audited the accompanying balance sheet of Sparta Pharmaceuticals, Inc. (a Delaware corporation in the development stage) as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year then ended and the related statements of operations and cash flows for the period from inception (June 12, 1990) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Sparta Pharmaceuticals, Inc. for the period from inception to December 31, 1995. Such statements are included in the cumulative inception to December 31, 1996 totals of the statements of operations and cash flows and reflect total revenues and net loss of 59 percent and 58 percent, respectively, of the related cumulative totals. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1995, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Sparta Pharmaceuticals, Inc., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended and for the period from inception (June 12, 1990) to December 31, 1996, in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
       February 28, 1997

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Sparta Pharmaceuticals, Inc. (A Development Stage company)

We have audited the accompanying balance sheet of Sparta Pharmaceuticals, Inc. (a development stage company) as of December 31, 1995 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995 and for the period from June 12, 1990 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sparta Pharmaceuticals, Inc. (a development stage company) at December 31, 1995, and the results of operations and its cash flows for each of the two years in the period ended December 31, 1995 and for the period from June 12, 1990 (inception) to December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Sparta Pharmaceuticals, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note
1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Sparta Pharmaceuticals, Inc. (a development stage company) to continue as a going concern.


                                                     ERNST & YOUNG LLP

Raleigh, North Carolina
January 31, 1996

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 Balance Sheets



                                                                                              December 31,
                                                                                              ------------

                                                                                     1996                      1995
                                                                                     ----                      ----
                                 Assets
Current assets:
  Cash and cash equivalents ...........................................           $ 10,246,812            $    734,296
  Prepaid expenses and other assets ...................................                 82,751                 180,125
                                                                                  ------------            ------------
     Total current assets .............................................             10,329,563                 914,421
Fixed assets:
  Office equipment ....................................................                177,595                  54,866
  Leasehold improvements ..............................................                522,215                    --
  Less: accumulated depreciation and amortization .....................               (181,417)                (33,764)
                                                                                  ------------            ------------
                                                                                       518,393                  21,102
                                                                                  ------------            ------------
Other assets:
  License agreements, net of amortization of $73,303 in 1996 and
     $50,345 in 1995 ..................................................                 41,485                  64,443
  Restricted cash .....................................................                196,842                    --
                                                                                  ------------            ------------
     Total other assets ...............................................                238,327                  64,443
                                                                                  ------------            ------------
                                                                                  $ 11,086,283            $    999,966
                                                                                  ============            ============
                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses ...............................           $    629,497            $    185,861
                                                                                  ------------            ------------
     Total current liabilities ........................................                629,497                 185,861
Commitments (Note 10)
Shareholders' equity (Notes 3, 4, 5, 6, and 7):
   Preferred Stock, not designated, $.001 par value; authorized and
     unissued 8,209,326 shares ........................................                   --                      --
  Series B'  Convertible Preferred Stock, $.001 par value;
     liquidation preference $13 per share; authorized 2,790,674 shares;
     issued and outstanding 1,487,146 shares in 1996 and 0 in 1995 ....                  1,487                    --
  Common Stock, $.001 par value; authorized 42,000,000 shares;
     issued and outstanding 9,587,717 shares in 1996 and 6,185,931
     shares in 1995 ...................................................                  9,588                   6,186
  Additional paid-in capital ..........................................             28,176,356              10,825,375
  Stock subscription receivable .......................................               (200,000)                   --
  Deferred compensation ...............................................               (165,309)                   --
  Deficit accumulated during the development stage ....................            (17,365,336)            (10,017,456)
                                                                                  ------------            ------------
     Total shareholders' equity .......................................             10,456,786                 814,105
                                                                                  ------------            ------------
                                                                                  $ 11,086,283            $    999,966
                                                                                  ============            ============

    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                                                Period from
                                                                                                                June 12, 1990
                                                                                                               (Inception) to
                                                                       Year Ended December 31,                   December 31,
                                                                       -----------------------
                                                                1994             1995              1996               1996
                                                               ----             ----              ----               ----
Revenue:
  Interest income..................................      $    114,648       $    121,438       $    296,730       $    588,392
  Contract revenue.................................           109,995             17,875               --              127,870
                                                         ------------       ------------       ------------       ------------
           Total revenue...........................           224,643            139,313            296,730            716,262
                                                         ------------       ------------       ------------       ------------
Operating expenses:
  Research and development.........................         2,013,934          1,819,887          3,176,742          9,181,147
  General and administrative.......................         1,360,367            961,833          1,404,955          5,837,538
  Charge for acquired research and development.....              --                 --            3,062,913          3,062,913
                                                         ------------       ------------       ------------       ------------
           Total operating expenses................         3,374,301          2,781,720          7,644,610         18,081,598
                                                         ------------       ------------       ------------       ------------
Net loss...........................................      $ (3,149,658)      $ (2,642,407)      $ (7,347,880)      $(17,365,336)
                                                         ============       ============       ============       ============

Net loss per share (Note 7)........................             $(.57)             $(.43)             $(.93)
                                                                =====              =====              =====
Weighted average number of shares
  used in per-share calculation (Note 7)...........         5,534,497          6,167,817          7,912,068
                                                            =========          =========          =========

    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                  Statements of Shareholders' Equity (Deficit)


                                                                 Convertible
                                                                Preferred Stock              Common        Additional
                                      Date of           ----------------------------------    Stock          Paid In
                                     Transactions        Series A   Series B      Series C   Par Value      Capital
                                     ------------        --------   --------      --------   ---------      -------
Balance at June 12, 1990............                    $          $             $           $              $
 Issuance of 1,443,333 shares at
    $.003 per share................. June 1990                --         --            --       1,443        2,887
 Issuance of 5,000 shares at $.003
     per share for services......... June 1990                --         --            --           5           10
                                                         -------    -------       -------     -------    ---------
Balance at December 31, 1990........                          --         --            --       1,448        2,897
 Issuance of 1,666 shares at
    $.003 per share for services.... February 1991            --         --            --           2            3
 Issuance of 862,575 shares at
    $.003 per share................. February                 --         --            --         863        1,725
                                     through
                                     December 1991
 Issuance of 325,815 shares at
    $3.99 per share................. December 1991           326         --            --          --    1,299,674
 Stock issuance costs...............                          --         --            --          --      (24,800)
 Net loss for 1991..................                          --         --            --          --           --
                                                         -------    -------       -------     -------    ---------
Balance at December 31, 1991........                         326         --            --       2,313    1,279,499
 Issuance of 50,125 shares at $3.99
     per share in exchange for
     cancellation of notes
     payable........................ January 1992             50         --            --          --      199,950
 Issuance of 90,920 shares at $.003
     per share...................... January                  --         --            --          90          183
                                     through
                                     December 1992
 Conversion of Series A Convertible
   Preferred Stock, into 375,939
   shares of Common Stock at $3.99
    per share....................... December 1992         (376)         --            --         376           --
 Net loss for 1992..................                          --         --            --          --           --
                                                         -------    -------       -------     -------    ---------
Balance at December 31, 1992........                          --         --            --       2,779    1,479,632
 Repurchase of 12,500 shares at
    $.003 per share................. January 1993             --         --            --        (12)          (26)

                                                                                                 Deficit
                                                                                               Accumulated             Total
                                                                    Stock                       During the         Shareholders
                                                  Unrealized     Subscription      Deferred    Development            Equity
                                                  Gain/Loss       Receivable     Compensation     Stage              (Deficit)
                                                  ---------       ----------     ------------     -----              ---------
Balance at June 12, 1990............              $               $              $               $                  $
 Issuance of 1,443,333 shares at
    $.003 per share................. June 1990           --               --              --            --               4,330
 Issuance of 5,000 shares at $.003
     per share for services......... June 1990           --               --              --            --                  15
                                                   --------        ---------      ----------      --------          ----------
Balance at December 31, 1990........                     --               --              --            --               4,345
 Issuance of 1,666 shares at
    $.003 per share for services.... February 1991       --               --              --            --                   5
 Issuance of 862,575 shares at
    $.003 per share................. February            --               --              --            --               2,588
                                     through
                                     December 1991
 Issuance of 325,815 shares at
    $3.99 per share................. December 1991       --               --              --            --           1,300,000
 Stock issuance costs...............                     --               --              --            --             (24,800)
 Net loss for 1991..................                     --               --              --      (358,234)           (358,234)
                                                   --------        ---------      ----------      --------          ----------
Balance at December 31, 1991........                     --               --              --      (358,234)            923,904
 Issuance of 50,125 shares at $3.99
     per share in exchange for
     cancellation of notes
     payable........................ January 1992        --               --              --            --             200,000
 Issuance of 90,920 shares at $.003
     per share...................... January             --               --              --            --                 273
                                     through
                                     December 1992
 Conversion of Series A Convertible
  Preferred Stock, into 375,939
  shares of Common Stock at $3.99
    per share....................... December 1992       --               --              --            --                  --
 Net loss for 1992..................                     --               --              --    (1,217,933)         (1,217,933)
                                                   --------        ---------      ----------    ----------          ----------
Balance at December 31, 1992 .......                     --               --              --    (1,576,167)            (93,756)
 Repurchase of 12,500 shares at
    $.003 per share................. January 1993        --               --              --            --                 (38)


                                                                      Convertible
                                                                    Preferred Stock            Common    Additional
                                        Date of            --------------------------------    Stock      Paid In     Unrealized
                                      Transaction           Series A   Series B    Series C   Par Value   Capital     Gain/(Loss)
                                     ------------          ----------  --------   ---------   ---------  ----------  ------------
 Issuance of 4,643 shares at $3.18
     per share for services........... July 1993                --         --           --           5       14,760           --
 Issuance of  591 shares at $3.69
     per share for services........... August 1993              --         --           --           1        2,180           --
 Issuance of 8,333 shares at $1.50
     per share........................ August 1993              --         --           --           8       12,492           --
 Issuance of  125,000 shares at
     $2.00 per share.................. September 1993           --        125           --          --      249,875           --
 Issuance of 5,090 shares at $4.80
     per share for services........... October                  --         --           --           5       24,428           --
                                       through
                                       December 1993
 Exchange of 125,000 shares of
    Series B Convertible Preferred
    Stock 125,000 shares of
    Series C Convertible Preferred
    Stock............................. December 1993            --       (125)         125          --        --              --
 Issuance of options to purchase
    166,666 shares Common Stock
    (Note 4)..........................                          --         --           --          --      200,000           --
 Stock issuance costs.................                          --         --           --          --      (32,500)          --
 Net loss for 1993....................                          --         --           --          --           --           --
                                                            ------     ------       ------      ------       ------       ------
Balance at December 31, 1993..........                          --         --          125       2,786    1,950,841           --
 Issuance of 1,437 shares at
    $4.80 per share for services...... January                  --         --           --           1        6,894           --
                                       through
                                       March 1994
 Issuance of 8,333 shares at
    $0.30 upon option exercise........ March 1994               --         --           --           8        2,492           --
 Issuance of 58,998 warrants.......... May 1994                 --         --           --          --           59           --
 Issuance of 760 shares at $1.60
    per share for services............ May through              --         --           --           1        1,215           --
                                       June 1994
 Issuance of 13,459 shares upon
    conversion of Convertible
    Notes and Preferred Stock (see
    Note 10).......................... June 1994                --         --           --          13          (13)          --
 Conversion of Convertible Notes
    and Preferred Stock............... June 1994                --         --         (125)      2,059    3,867,190           --


                                                                        Deficit
                                                                      Accumulated      Total
                                            Stock                      During the   Shareholders'
                                        Subscription     Deferred     Development     Equity
                                         Receivable    Compensation      Stage       (Deficit)
                                       -------------  --------------  ------------  -------------
 Issuance of 4,643 shares at $3.18
     per share for services...........         --             --           --          14,765
 Issuance of  591 shares at $3.69
     per share for services...........         --             --           --           2,181
 Issuance of 8,333 shares at $1.50
     per share........................         --             --           --          12,500
 Issuance of  125,000 shares at
     $2.00 per share..................         --             --           --         250,000
 Issuance of 5,090 shares at $4.80
     per share for services...........         --             --           --          24,433


 Exchange of 125,000 shares of
    Series B Convertible Preferred
    Stock 125,000 shares of
    Series C Convertible Preferred
    Stock.............................         --             --           --             --
 Issuance of options to purchase
    166,666 shares Common Stock
    (Note 4)..........................         --             --           --         200,000
 Stock issuance costs.................         --             --           --         (32,500)
 Net loss for 1993....................         --             --      (2,649,224)  (2,649,224)
                                           ------         ------      -----------  -----------
Balance at December 31, 1993..........         --             --      (4,225,391)  (2,271,639)
 Issuance of 1,437 shares at
    $4.80 per share for services......         --             --           --           6,895


 Issuance of 8,333 shares at
    $0.30 upon option exercise........         --             --           --           2,500
 Issuance of 58,998 warrants..........         --             --           --              59
 Issuance of 760 shares at $1.60
    per share for services............         --             --           --           1,216

 Issuance of 13,459 shares upon
    conversion of Convertible
    Notes and Preferred Stock (see
    Note 10)..........................         --             --           --             --
 Conversion of Convertible Notes
    and Preferred Stock...............         --             --           --       3,869,124

                                      F-6


                                                                      Convertible
                                                                    Preferred Stock            Common    Additional
                                        Date of            --------------------------------    Stock      Paid In     Unrealized
                                      Transaction           Series A   Series B    Series C   Par Value   Capital     Gain/(Loss)
                                     ------------          ----------  --------   ---------   ---------  ----------  ------------
 Proceeds of initial public
    offering net of commissions
    and expenses of $665,144 and
    deferred financing costs of
    $670,377.......................... June 1994                --         --           --       1,100     4,163,379         --
 Issuance of 166 shares upon
    option exercise................... July 1994                --         --           --           1            50         --
 Issuance of 165,000 units to
    underwriter upon over allotment
    exercise.......................... July 1994                --         --           --         165       717,585         --
 Repurchase of 2,500 shares........... July 1994                --         --           --          (2)           (5)        --
 Issuance of 1,044 shares at
    $1.57 per share for services...... June through             --         --           --           1         2,683         --
                                       September 1994
 Issuance of 1,458 shares at
    $4.65 per share for services...... September 1994           --         --           --           1         6,776         --
 Issuance of 707 shares at $4.65
    per share for services............ November 1994            --         --           --           1         3,285         --
 Issuance 3,009 shares at
    $3.59 per share for services...... November 1994            --         --           --           3        10,800         --
 Issuance of 1,391 shares at
    $5.75 for services................ December 1994            --         --           --           1         7,999         --
 Unrealized loss on available-for-sale
    investments.......................                          --         --           --         --           --        (3,316)
 Net loss for 1994....................                          --         --           --         --           --          --
                                                            ------     ------       ------      ------       ------       ------
Balance at December 31, 1994..........                          --         --           --       6,139    10,741,230      (3,316)
 Issuance of 3,143 shares at $4.25
    per share for services............ January 1995             --         --           --           3        13,356         --
 Issuance of 924 shares at $5.25
     per share for services........... March 1995               --         --           --           1         4,851         --
 Issuance of 163 shares at $5.00
     per share for services........... March 1995               --         --           --           1           815         --
 Issuance of 25,000 shares upon
     option exercise.................. April 1995               --         --           --          25         7,475         --
 Issuance of 340 shares at $5.13
     per share for services........... April 1995               --         --            --          1         1,743         --
 Issuance of 852 shares at $4.61
     per share for services........... June 1995                --         --            --          1         3,929         --
 Issuance of 1,693 shares at $4.79
     per share for services........... June 1995                --         --            --          1         8,107         --



                                                                        Deficit
                                                                      Accumulated        Total
                                            Stock                      During the    Shareholders'
                                        Subscription     Deferred     Development        Equity
                                         Receivable    Compensation      Stage          (Deficit)
                                       -------------  --------------  ------------  -------------
 Proceeds of initial public
    offering net of commissions
    and expenses of $665,144 and
    deferred financing costs of
    $670,377..........................         --             --           --          4,164,479
 Issuance of 166 shares upon
    option exercise...................         --             --           --                 51
 Issuance of 165,000 units to
    underwriter upon over allotment
    exercise..........................         --             --           --            717,750
 Repurchase of 2,500 shares...........         --             --           --                 (7)
 Issuance of 1,044 shares at
    $1.57 per share for services......         --             --           --              2,684

 Issuance of 1,458 shares at
    $4.65 per share for services......         --             --           --              6,777
 Issuance of 707 shares at $4.65
    per share for services............         --             --           --              3,286
 Issuance 3,009 shares at
    $3.59 per share for services......         --             --           --             10,803
 Issuance of 1,391 shares at
    $5.75 for services................         --             --           --              8,000
 Unrealized loss on available-for-sale
    investments.......................         --             --           --             (3,316)
 Net loss for 1994....................         --             --     (3,149,658)      (3,149,658)
                                           ------         ------     -----------      ------------
Balance at December 31, 1994..........         --             --     (7,375,049)       3,369,004
 Issuance of 3,143 shares at $4.25
    per share for services............         --             --           --             13,359
 Issuance of 924 shares at $5.25
     per share for services...........         --             --           --              4,852
 Issuance of 163 shares at $5.00
     per share for services...........         --             --           --                816
 Issuance of 25,000 shares upon
     option exercise..................         --             --           --              7,500
 Issuance of 340 shares at $5.13
     per share for services...........         --             --           --              1,744
 Issuance of 852 shares at $4.61
     per share for services...........         --             --           --              3,930
 Issuance of 1,693 shares at $4.79
     per share for services...........         --             --           --              8,108



                                                                      Convertible
                                                                    Preferred Stock              Common    Additional
                                          Date of            --------------------------------    Stock      Paid In     Unrealized
                                        Transaction           Series A   Series B    Series C   Par Value   Capital     Gain/(Loss)
                                       ------------          ----------  --------   ---------   ---------  ----------  ------------
 Issuance of 2,338 shares at $4.56
     per share for services........... June 1995                --         --            --           2         10,658           --
 Issuance of 6,744 shares at $2.84
     per share for services........... September 1995           --         --            --           7         19,146           --
 Issuance of 2,953 shares at $2.77
     per share for services........... September 1995           --         --            --           3          8,178           --
 Issuance of 2,365 shares at $2.49
     per share for services........... September 1995           --         --            --           2          5,887           --
 Net Loss for 1995....................                          --         --            --          --             --           --
 Loss on available-for-sale
    investments.......................                          --         --            --          --             --         3,316
                                                            ------     ------        ------      ------     ----------        ------
Balance at December 31, 1995..........                          --         --            --       6,186     10,825,375           --
 Extension of exercise period for
    options of former employees....... January 1996             --         --            --          --         18,738           --
 Proceeds of private placement net of
    commissions and expenses.......... February 1996           300         --           --           --      2,571,129           --
    of $428,571
Stock issued for acquisition of Lexin
    Pharmaceuticals (see Note 2)...... March 1996               --         --            --       2,000      3,598,000           --
 Deferred compensation related
    to acquisition (see Note 6).....   March 1996               --         --            --          --        206,100           --
 Issuance of 5,000 shares at $.003
    per share pursuant to license
    agreement......................... April 1996               --         --            --           5             10           --
Issuance of 1,012 shares at $2.89
    per share for services............ June 1996                --         --            --           1          2,928           --
 Issuance of 276 shares at $2.72
    per share for services............ July 1996                --         --            --           1            749           --
 Proceeds of private placement net of
    commissions and expenses of
    $2,029,091 (see Notes 3 and 11)... July through             --      1,297            --          --     10,934,612           --
                                       August 1996
 Conversion of Series A to Series B'.. August 1996            (300)       400            --          --           (100)          --
 Issuance of 35,000 warrants for
 services............................. December 1996            --         --            --          --         20,000           --
Conversion of Preferred Stock to
    Common Stock....................   November                 --       (210)           --       1,395         (1,185)          --
                                       through
                                       December 1996
 Amortization of Deferred Compensation for 1996                 --         --            --          --             --           --
 Net Loss for 1996..................                            --         --            --          --             --           --
                                                           -------    -------       -------     -------        -------       ------
Balance at December 31, 1996........                       $    --     $1,487       $    --      $9,588    $28,176,356       $   --
                                                           =======     ======       =======     =======    ===========       =======




                                                                         Deficit
                                                                      Accumulated        Total
                                            Stock                      During the    Shareholders'
                                        Subscription     Deferred     Development        Equity
                                         Receivable    Compensation      Stage          (Deficit)
                                       -------------  --------------  ------------  -------------
 Issuance of 2,338 shares at $4.56
     per share for services...........           --             --               --        10,660
 Issuance of 6,744 shares at $2.84
     per share for services...........           --             --               --        19,153
 Issuance of 2,953 shares at $2.77
     per share for services...........           --             --               --         8,181
 Issuance of 2,365 shares at $2.49
     per share for services...........           --             --               --         5,889
 Net Loss for 1995....................           --                      (2,642,407)   (2,642,407)
 Loss on available-for-sale
    investments.......................           --             --               --         3,316
                                             ------         ------            ------       ------
Balance at December 31, 1995..........           --             --       (10,017,456)     814,105
 Extension of exercise period for options of
    former employees..................           --             --               --        18,738
 Proceeds of private placement net of
    commissions and expenses of $428,571         --             --               --     2,571,429
 Stock issued for acquisition of Lexin
    Pharmaceuticals (see Note 2)......           --             --               --     3,600,000
 Deferred compensation related
    to acquisition (see Note 6).......           --         (206,100)            --            --
 Issuance of 5,000 shares at $.003
    per share pursuant to license agreement      --             --               --            15
 Issuance of 1,012 shares at $2.89
    per share for services............           --             --               --         2,929
 Issuance of 276 shares at $2.72
    per share for services............           --             --               --           750
 Proceeds of private placement net of
    commissions and expenses of $2,029,091
    (see Notes 3 and 11)..............       (200,000)          --               --    10,735,909

 Conversion of Series A to Series B'             --             --               --            --
 Issuance of 35,000 warrants for services        --             --               --        20,000
 Conversion of Preferred Stock to
    Common Stock......................           --             --               --            --


 Amortization of Deferred Compensation for       --           40,791             --         40,791
 Net Loss for 1996....................           --             --        (7,347,880)   (7,347,880)
                                           ----------      ---------    ------------   -----------
Balance at December 31, 1996..........      $(200,000)     $(165,309)   $(17,365,336)  $10,456,786
                                           ==========     ==========   =============  ============

    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                                                                                  Period from
                                                                                                  June 12, 1990
                                                               Year ended December 31,          (Inception) to
                                                               -----------------------            December 31,
                                                       1994            1995            1996           1996
                                                       ----            ----            ----           ----
Operating activities
Net loss........................................     $(3,149,658)    $(2,642,407)     $(7,347,880) $(17,365,336)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Loss on investments.........................              --           3,316               --        3,316
    Depreciation and amortization...............         403,635          34,010          170,611      724,760
    Acquired research and development...........              --              --        3,062,913    3,062,913
    Write down of license agreement.............              --              --               --       45,200
    Issuance of convertible notes for services..              --              --               --      220,474
    Issuance of stock for services..............          39,661          76,692            3,694      161,445
    Compensation expense related to stock options
     granted....................................              --              --           79,529      279,529
    Changes in operating assets and liabilities;
     net of effect from acquisition
      Prepaid expenses and other assets.........        (43,572)        (121,399)          97,374      (82,751)
      Accounts payable and accrued expenses.....       (182,176)         (71,815)         293,636      479,497
      Restricted cash...........................             --              --            50,507       50,507
                                                     -----------     -----------      -----------  -----------
          Net cash used in operating activities       (2,932,110)     (2,721,603)      (3,589,616) (12,420,446)
                                                     -----------     -----------      -----------  -----------

Investing activities
Payment of acquisition related fees and expenses              --              --         (128,842)    (128,842)
Purchases of available-for-sale securities......      (1,103,193)             --               --   (1,103,193)
Maturities of available-for-sale securities.....              --       1,099,877               --    1,099,877
Purchases of fixed assets.......................          (6,928)             --          (76,364)    (131,230)
Acquisition of license agreements...............         (64,878)             --               --     (160,078)
                                                     -----------     -----------      -----------  -----------
          Net cash (used in) provided by
            investing activities................      (1,174,999)      1,099,877         (205,206)   (423,466)
                                                     -----------     -----------      -----------  -----------

Financing activities
Proceeds from issuance of convertible notes and
   notes payable................................              --              --               --    4,488,650
Repayment of notes payable......................              --              --               --     (640,000)
Proceeds from issuance of Common Stock..........       4,884,839           7,500               --    4,912,031
Repurchase of Common Stock......................              (7)             --               --          (45)
Proceeds from issuance of Preferred Stock.......              --              --       13,307,338   14,800,038
Increase in debt issuance costs.................              --              --               --     (469,950)
Decrease  in deferred financing costs...........         349,769              --               --           --
                                                     -----------     -----------      -----------  -----------
          Net cash provided by financing
            activities .........................       5,234,601           7,500       13,307,338   23,090,724
                                                     -----------     -----------      -----------  -----------
Increase (decrease) in cash and cash equivalents       1,127,492      (1,614,226)        9,512,516   10,246,812
Cash and cash equivalents at beginning of period       1,221,030       2,348,522          734,296           --
                                                     -----------     -----------      -----------  -----------
Cash and cash equivalents at end of period......      $2,348,522        $734,296      $10,246,812  $10,246,812
                                                     ===========     ===========      ===========  ===========
Supplemental disclosures of cash flow
    information
Cash paid during the year for interest..........     $   114,357       $      --    $          --     $196,972
                                                     ===========     ===========      ===========  ===========
 Supplemental disclosure of noncash investing
     and financing activities
Conversion of Convertible Notes and Series C
  Convertible Preferred Stock into Common Stock.      $4,086,624       $      --    $          --   $4,086,624
                                                     ===========     ===========      ===========  ===========
Issuance of Series A Convertible Preferred Stock
  for cancellation of notes payable.............   $          --       $      --    $          --     $200,000
                                                     ===========     ===========      ===========  ===========
Conversion of Series B' Convertible Preferred
  Stock into Common Stock.......................   $          --       $      --     $      1,395       $1,395
                                                     ===========     ===========      ===========  ===========
Issuance of Common Stock for acquisition of Lexin  $          --       $      --       $3,600,000   $3,600,000
                                                     ===========     ===========      ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

1. Company Activities and Significant Accounting Policies

         Sparta Pharmaceuticals, Inc. (the "Company"), a development stage biopharmaceutical company incorporated in 1990, is engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of cancer and other diseases.

         The Company has generated no product revenues to date and has incurred losses since its inception. The Company anticipates incurring additional losses over at least the next several years and such losses are expected to increase as the Company expands its research and development activities. Substantial financing will be needed by the Company to fund its operations and to commercially develop its products. There is no assurance that such financing will be available when needed. Operations of the Company are subject to certain risks and uncertainties including, among others, uncertainty of product development, technological uncertainty, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, marketing, or sales capability or experience, limited clinical trial experience, and dependence on key personnel.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash deposits are placed with high credit quality financial institutions. At times deposits exceed amounts insured by the Federal Deposit Insurance Corporation.

Fixed Assets

         Office equipment and leasehold improvements are recorded at cost. Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets.

License Agreements

         Certain costs incurred to acquire exclusive licenses of patentable technology are capitalized and amortized using the straight-line method over a five year period or the term of the license, whichever is shorter.

Impairment of Long-Lived Assets

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed of" ("SFAS 121"), which required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 in 1996 had no impact on the Company's financial position or results of operations.

Stock-Based Compensation

         In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages companies to adopt the fair value method for expense recognition of employee stock options. SFAS 123 also allows companies to continue to account for stock options and stock based awards using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company uses APB 25 in accounting for its stock options and stock based awards, and will continue to apply APB 25 for future stock options and stock based awards. The Company has adopted the disclosure requirements of SFAS 123 in 1996 (see Note 4).

Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition

         Contract revenues are recognized under the percentage of completion method at the time costs benefitting the contracts are incurred.

Research and Development Costs

         Research and development costs are charged to operations when incurred.

Use of Estimates

         Presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.  Acquisition of the Business and Assets of Lexin Pharmaceutical Corporation

         On March 15, 1996, the Company acquired the business and assets, and assumed certain liabilities of Lexin Pharmaceutical Corporation ("Lexin"), for a payment of 2,000,000 shares of the Company's Common Stock. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company performed an analysis of all identifiable assets acquired. The Company has recorded a total charge to the 1996 Statement of Operations of $3,062,913 for acquired research and development. The development of the technology acquired had not yet reached technological feasibility and at the time, had no alternative future uses.

         The following unaudited pro forma information is presented for the acquisition of Lexin as if the acquisition had occurred on January 1, 1995. The unaudited pro forma information does not purport to be indicative of the result that would have been attained if the operations had actually been combined during the period presented, and is not necessarily indicative of operating results to be expected in the future.


                                                                       For the year ended December 31,
                                                                        1995                    1996
                                                                        ----                    ----
Total revenues................................................       $    413,955               $    406,296
Net loss......................................................       $ (5,626,656)              $ (4,614,493)
Pro forma loss per share......................................       $       (.69)              $       (.55)
Shares used in computing pro forma loss per share.............          8,167,817                  8,316,440


3. Preferred Stock

         On February 29, 1996, the Company sold 300,000 shares of Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate consideration of $3,000,000. In connection with the Company's private placement of its Series A Preferred Stock, the Company paid commissions of $300,000 and non-accountable expense allowances of $90,000 to a company controlled by a significant shareholder which served as placement agent for the transaction (the "Placement Agent"). In addition, the Company issued to the Placement Agent a warrant to purchase 30,000 shares of Series A Preferred Stock for an aggregate exercise price of $375,000. Net proceeds of the financing after commissions, legal fees and other expenses were approximately $2,570,000.

         In July and August 1996, the Company completed a private placement of equity securities with gross proceeds of $12,965,000. The securities sold were Units, or fractions thereof, and each Unit was comprised of 10,000 shares of the Company's Series B' Convertible Preferred Stock , par value $.001 per share ("Series B' Preferred Stock"), and Class C Warrants to purchase 66,667 shares of the Company's Common Stock at an exercise price of $1.50 per share. Each unit was priced at $100,000.

         The Series B' Preferred Stock included in the Units is convertible at any time at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $1.50 per share such that the 10,000 shares of the Company's Series B' Preferred Stock included in a Unit are initially convertible into 66,667 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. On August 23, 1997 the conversion rate of the then outstanding Series B' Preferred Shares into shares of Common Stock will be subject to increase if the average closing bid price of the Common Stock for the 30 consecutive trading days immediately prior to August 23, 1997 is not greater than $1.95 per share. The Series B' Preferred Stock is subject to mandatory conversion under certain conditions after one year.

         Subsequent to the private placement, 1,395,498 shares of Common Stock have been issued as the result of the conversion of 209,326 shares of Series B' Preferred Stock. The outstanding Series B' Preferred Stock at December 31, 1996 was convertible into 9,914,224 shares of Common Stock. Class C Warrants to purchase 11,309,722 shares of Common Stock are currently outstanding and are redeemable under certain conditions after one year. Each Class C Warrant has a five year term.

         In connection with the Unit offering, the Company paid aggregate commissions of $1,166,850 and non-accountable expense allowances of $518,600 to the same Placement Agent which served in that capacity for the private placement of the Series A Preferred Stock. In addition, the Company issued to the Placement Agent a warrant to purchase 129,650 shares of Series B' Preferred Stock for an aggregate purchase price of $1,426,150 and a warrant to purchase 864,333 shares of the Company's Common Stock for an aggregate purchase price of $1,555,799. Net cash proceeds from the Unit offering were $10,735,909.

         In connection with the private placement of the Units concluded in August 1996, the Series A Preferred Stock was converted into Units comprised of an aggregate of 399,971 Series B' Preferred Stock and 2,666,464 Class C Common Stock Warrants and the warrant issued to the Placement Agent was converted into a warrant to purchase securities offered in the private placement of the Units concluded in August 1996.

         In connection with the private placements concluded during 1996, adjustments were made to the exercise price and the number of shares of Common Stock purchasable upon the exercise of the Company's outstanding Class A and B Warrants and an underwriter's purchase option issued in connection with its initial public offering (see Note 5). Each Class A Warrant has been adjusted such that the exercise price is $4.99 and allows the holder to acquire 1.2 shares of Common Stock. Each Class B Warrant has been adjusted such that the exercise price is $8.25 and allows the holder to acquire 1.2 shares of Common Stock. The Underwriter's Unit Purchase Option has been adjusted such that 155,100 shares of Common Stock, and 110,000 Class A Warrants and 110,000 Class B Warrants are issuable upon exercise in full of the Unit Purchase Option for an aggregate option exercise price of $2,003,100.

4. Stock Plan

         In November 1991, the Company adopted a stock plan that provides for the issuance of non-qualified and incentive stock options and the granting of "stock purchase opportunities" to employees, directors and consultants. Non-qualified options are to be granted at a price approved by the Board of Directors. Options are exercisable as prescribed by the administrator of the plan and expire ten years from the grant date, or earlier as specified by the administrator of the plan.

         Issuance of incentive stock options is restricted to employees only. Incentive stock options are granted at a price of not less than 100% of fair market value (110% of fair market value for shareholders with more than 10% of the combined voting power of all classes of stock). Incentive stock options are exercisable as prescribed by the administrator of the plan and expire ten years from the grant date (five years for participants owning more than 10% of the combined voting power of all classes of stock), or earlier as specified by the administrator. No more than $100,000 of incentive stock options may become exercisable by a participant for the first time in any calendar year.

         In accordance with the provisions of APB Opinion 25 and related Interpretations, the Company does not recognize compensation cost for options granted with an exercise price at or above the fair market value of the Company's Common Stock on the date of grant. The Company has adopted the disclosure requirements of SFAS No. 123 in 1996. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:


                                                                               1996               1995
                                                                               ----               ----
Net loss - as reported.................................................     $  (7,347,880)     $  (2,642,407)
Net loss - pro forma...................................................        (7,654,170)        (2,714,991)

Net loss per share - as reported.......................................              (.93)              (.43)
Net loss per share - pro forma.........................................              (.97)              (.44)

                                      F-13

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model assuming an expected dividend yield of 0%, an expected stock price volatility of 70%, an expected life of option of 6.5 years and a risk-free interest rate based on the 6.5 year average treasury bond yield on the date of grant.

         Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Set forth below is a table summarizing option activity through December 31, 1996:

                                                                                                                    Weighted
                                                                                                                     Average
                                                                 Number            Option Price      Expiration      Exercise
Description                                                     of Shares        Range Per Share         Date          Price
-----------                                                     ---------        ---------------         ----          -----
Options granted at 12/31/91, and outstanding at 12/31/91        166,666                    $0.30         2001          $0.30
  Options granted........................................       341,665           $0.30 to $6.00         2001          $1.98
                                                              ---------
Options outstanding at 12/31/92..........................       508,331           $0.30 to $6.00         2001          $1.43
  Options granted........................................       202,332           $0.30 to $6.00     2002 to 2003      $5.05
  Options canceled.......................................       (95,000)          $0.30 to $6.00                       $2.50
                                                              ---------
Options outstanding at 12/31/93..........................       615,663           $0.30 to $6.00     2001 to 2003      $2.46
  Options granted........................................       318,000           $5.25 to $5.87     2003 to 2004      $5.54
  Options exercised......................................        (8,499)                   $0.30                       $0.30
  Options canceled.......................................       (16,666)          $0.30 to $6.00                       $6.00
                                                              ---------
Options outstanding at 12/31/94..........................       908,498           $0.30 to $6.00     2001 to 2004      $3.49
  Options granted........................................       191,000           $1.38 to $4.88     2004 to 2005      $2.62
  Options exercised......................................       (25,000)                   $0.30                       $0.30
  Options canceled.......................................      (182,000)          $0.30 to $6.00                       $4.72
                                                              ---------
Options outstanding at 12/31/95..........................       892,498           $0.30 to $6.00     2001 to 2005      $3.14
  Options granted........................................     1,112,000           $1.13 to $3.00     2005 to 2006      $1.18
  Options canceled.......................................       (30,000)          $3.00 to $6.00                       $5.00
                                                              ---------
Options outstanding at 12/31/96..........................     1,974,498           $0.30 to $6.00     1998 to 2006      $2.01
                                                              =========

         The weighted average fair value of options granted was $1.84 and $.80 in the years ended December 31, 1995 and 1996. 681,498 of the 1,974,498 options outstanding at December 31, 1996 were issued prior to January 1, 1995 and have exercise prices between $.30 and $6.00, with a weighted average exercise price of $3.20 and a weighted average remaining contractual life of 6.1 years. 181,000 of the 1,974,498 options outstanding at December 31, 1996 were issued in 1995 and have exercise prices between $1.38 and $4.88 with a weighted average exercise price of $2.60 and a weighted average remaining contractual life of 5.5 years. The remaining 1,112,000 options outstanding at December 31, 1996 were issued in 1996 and have exercise prices between $1.13 and $3.00 with a weighted average exercise price of $1.18 and a weighted average remaining contractual life of 8.8 years.

         In 1996, the exercise terms of options on 37,500 shares of common stock held by three former employees were extended to 1998 as a result of the acquisition of Lexin Pharmaceutical Corporation (see Note 2).

         In March 1996, the Company issued options to purchase 687,000 shares of Common Stock at $2.70 per share. The Company recorded deferred compensation of $206,100 in connection with the grant of these non-qualified stock options which represents the excess of the fair market value over exercise price on the date of grant. The Company is amortizing this deferred compensation over the four year vesting period of the options. The Company recognized $40,791 in expense for 1996. On December 5, 1996 these options were repriced from $2.70 per share exercise price to $1.13, the fair market value on that date.

         On March 2, 1993, in connection with the pricing of 166,666 options granted in 1991, the Company recorded compensation expense of approximately $200,000.

         "Stock purchase opportunities" represent rights to purchase Common Stock at specified prices. The purchase price of shares offered in stock purchase opportunities cannot be less than 50% of the fair market value. At December 31, 1996, the Company has issued 119,996 shares of Common Stock at $.003 per share and 8,333 shares of Common Stock at $1.50 per share in connection with this stock plan.

         As of December 31, 1996, a total of 2,500,000 shares of Common Stock were authorized for issuance under the stock plan, of which 363,674 shares were available for grant. The Company has reserved 2,338,172 shares of its Common Stock as of December 31, 1996 for future issuance in connection with the stock plan.

5. Stock Warrants

         On May 4, 1994, the Company issued 58,998 warrants and had a commitment to issue 5,417 additional warrants to purchase Common Stock in connection with the issuance of certain Convertible Notes and Preferred Stock at prices ranging from $6.60 to $6.75 per share. These warrants are exercisable at any time during periods ranging from four to five years. The exercise price and the number of shares of Common Stock purchasable upon the exercise of these warrants is subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or reclassifications of the Common Stock.

         In connection with its initial public offering, the Company sold 1.1 million units ("IPO Units" each consisting of one share of Common Stock, one redeemable Class A Warrant to purchase one share of Common Stock at an exercise price of $6.50 per share and one redeemable Class B Warrant to purchase one share of Common Stock at an exercise price of $10.75 per share) for $5.00 per IPO Unit, before expenses and commissions. On July 24, 1994, the underwriter for the Company's initial public offering purchased in full from the Company 165,000 IPO Units at $5.00 per IPO Unit pursuant to its over-allotment option. The Class A and Class B Warrants became exercisable upon consummation of the Company's initial public offering and remain exercisable until June 21, 1999, unless sooner redeemed. These warrants contain provisions that provide the holders thereof certain protections by adjustment of the Exercise Price and shares issuable upon exercise in certain events, such as certain stock dividends, stock splits, mergers, sales of all or substantially all of the Company's assets, sales of stock at below market price and other unusual events. In connection with the Company's private placement of securities in July and August, 1996 (see
Note 3) each Class A Warrant has been adjusted such that the exercise price is $4.99 and allows the holder to acquire 1.2 shares of Common Stock. Additionally, each Class B Warrant has been adjusted such that the exercise price is $8.25 and allows the holder to acquire 1.2 shares of Common Stock.

         In connection with the private placement of securities by the Company in July and August 1996 (see Note 3), the Company issued 11,309,722 redeemable Class C Warrants to purchase one share of Common Stock at an exercise price of $1.50 per share. The Class C Warrants are exercisable until August 23, 2001, unless sooner redeemed. The Class C Warrants contain provisions that provide the holders thereof certain protections by adjustment of the Exercise Price and shares issuable upon exercise in certain events, such as certain stock dividends, stock splits, mergers, sales of all or substantially all of the Company's assets, sales of stock at below market price and other unusual events. In addition to the Class C Warrants, the Company also issued 864,333 warrants to purchase Common Stock at an exercise price of $1.80 per share to the Placement Agent for the private placement. The Placement Agent warrants hold similar terms and rights to the Class C Warrants.

6. Shareholders' Equity

         On December 1, 1993, in connection with the Company's planned initial public offering, the Board of Directors authorized a 1 for 3 reverse Common Stock split which was approved by a majority of shareholders on December 10, 1993. All numbers of Common Stock, options, warrants and related prices per share have been restated for all periods presented to reflect the reverse split. On December 10, 1993, following the reverse split, the number of authorized shares of Common Stock was increased to 22,000,000.

         The Company completed its initial public offering on June 28, 1994, pursuant to which it sold 1.1 million IPO Units (each consisting of one share of Common Stock, one redeemable Class A Warrant to purchase one share of Common Stock and one redeemable Class B Warrant to purchase one share of Common Stock) for $5.00 per IPO Unit, before expenses and commissions. In addition, the underwriter for the Company's initial public offering received a unit purchase option to purchase up to 110,000 IPO Units.

         Upon completion of the Company's initial public offering, all shares of outstanding preferred stock and outstanding convertible notes automatically converted into 2,059,562 shares of Common Stock (at a conversion price of $2.00 per share).

         In connection with one of its service agreements, the Company also issued 13,459 shares of Common Stock to a service provider as a result of the conversion of the convertible notes at $2.00 per share.

         On July 20, 1994, the underwriter for the Company's initial public offering purchased from the Company 165,000 IPO Units at $5.00 per IPO Unit pursuant to its over-allotment option.

         On June 7, 1995, the Company's shareholders approved increasing the maximum number of shares available for issuance pursuant to the 1991 Stock Plan (see Note 4) from 1,500,000 to 2,000,000.

         On February 29, 1996, the Company sold 300,000 shares of Series A Preferred Stock for aggregate consideration of $3,000,000. The Series A Preferred Stock was converted into Units comprised of an aggregate of 399,971 Series B' Convertible Preferred Stock and 2,666,464 Class C Warrants in connection with a private placement concluded during July and August 1996. In connection with the Company's private placement of its Series A Preferred Stock, the Company paid commissions of $300,000 and non-accountable expense allowances of $90,000 to the Placement Agent. In addition, the Company issued to the Placement Agent a warrant to purchase 30,000 shares of Series A Preferred Stock for an aggregate exercise price of $375,000, which was converted into a warrant to purchase securities offered in the private placement concluded during July and August 1996. Net proceeds of the financing after commissions, legal fees and other expenses were approximately $2,570,000.

         On March 15, 1996, the Company acquired the business and assets, and assumed certain liabilities of Lexin, for a payment of 2,000,000 shares of the Company's Common Stock (see Note 2).

         On June 17, 1996, the Company's shareholders approved increasing the number of authorized shares of Common Stock to 42,000,000. The shareholders also approved increasing the maximum number of shares available for issuance pursuant to the 1991 Stock Plan (see Note 4) from 2,000,000 to 2,500,000.

         In July and August 1996, the Company completed a private placement of equity securities with gross proceeds of $12,965,000 (see Note 3). The securities sold were Units, or fractions thereof, and each Unit was comprised of 10,000 shares of the Company's Series B' Preferred Stock and Class C Warrants to purchase 66,667 shares of the Company's Common Stock at an exercise price of $1.50 per share. Each Unit was priced at $100,000.

         Holders of Common Stock are entitled to one vote per share held of record in the election of directors and on all other matters on which stockholders are entitled to vote. Holders of Series B' Preferred Stock are entitled to one vote per equivalent share of Common Stock which the holder would be entitled to upon conversion of the Preferred Stock. Holders of Common and Preferred Stock are not entitled to cumulative voting rights. The holders of Common Stock are entitled to dividends in such amounts and at such times as may be declared by the Company's Board of Directors out of funds legally available therefor, subject to the rights of holders of preferred stock, if any. Upon liquidation or dissolution, holders of Common Stock are entitled to share ratably in all net assets available for distribution to stockholders after payment of any liquidation preferences to holders of preferred stock, if any. Holders of Common Stock have no redemption, conversion or preemptive rights.

7. Net Loss Per Share of Common Stock

         The net loss per share amounts are presented in accordance with Accounting Principles Board Opinion No. 15 ("APB 15"). Under this guidance, options, warrants, convertible debt and securities and other common stock equivalents are not considered as outstanding since their effect is dilutive.

         In accordance with Staff Accounting Bulletin No. 83 ("SAB 83"), loss per share amounts for periods presented in the Company's S-1 Registration Statement dated June 21, 1994 previously filed with the Company's initial public offering of its common stock are computed assuming that options, warrants and convertible debt and securities issued within one year prior to the initial filing of that registration statement, at prices or conversion prices less than the IPO price are outstanding for all periods presented, regardless of whether the effect is dilutive or anti-dilutive. The guidance under SAB 83 applies only to those periods presented in and prior to the Company's initial S-1 Registration Statement. The net loss per share amount for 1994, gives effect to the conversion of the Preferred Stock and Convertible Notes then outstanding into Common Stock which occurred contemporaneously with the closing of the Company's public offering.

8. Income Taxes

         At December 31, 1996, the Company has net operating loss carryforwards of approximately $18,573,000 and research and experimental credit carryforwards of $196,700 for income tax purposes that expire in years 2006 through 2011 of which approximately $4,865,000 of net operating loss carryforwards relate to the acquisition of Lexin. For financial reporting purposes, a valuation allowance of $5,815,100 has been recognized to offset the deferred tax assets related to those carryforwards at December 31, 1996. The valuation allowance increased by $1,778,770 from 1995 to 1996. When, and if, recognized, the tax benefit for those items will be reflected in current operations of the period when the benefit is recognized as a reduction of income tax expense. Significant components of the Company's deferred tax liabilities and assets at December 31, are as follows:

                                                                              1996              1995
                                                                              ----              ----
Deferred tax liabilities:
  Tax over-book depreciation...........................................    $          --   $     (4,170)
                                                                           -------------   ------------
Total deferred tax liabilities.........................................               --         (4,170)
Deferred tax assets:
  Net operating loss carryforwards.....................................        5,500,800      3,770,800
  Research and experimental credit carryforwards.......................          196,700        171,700
  Contribution carryforward............................................           83,300         98,000
  Depreciation.........................................................           34,300             --
                                                                           -------------   ------------
Total deferred tax assets..............................................        5,815,100      4,040,500
Valuation allowance for deferred tax assets............................       (5,815,100)    (4,036,330)
                                                                           -------------   ------------
Total deferred tax assets..............................................               --          4,170
                                                                           -------------   ------------
Net deferred tax assets (liabilities)..................................    $          --   $         --
                                                                           =============   ============

         No current income taxes have been provided for the periods ended December 31, 1996, as the Company had a loss for both financial reporting and tax purposes.

         Based on the number of shares of Common Stock, Convertible Notes and Preferred Stock issued in 1993 and March of 1996, the Company exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards. The effect of these occurrences is to limit the annual utilization of the net operating loss carryforwards to an amount determined by multiplying the fair market value of the Company immediately prior to the change in ownership percentage by the federal long-term tax exempt interest rate at the time of these changes. As of December 31, 1996, future net operating loss carry forwards are limited to approximately $225,000 per year for losses incurred through August 23, 1993 and approximately $1,198,000 per year for losses incurred between August 24, 1993 and March 15, 1996. In addition, future net operating loss carry forwards related to Lexin are limited to approximately $191,000 per year.

9. Employee Benefit Plan

         The Company previously maintained a Salary Reduction Simplified Employee Pension Plan, which was funded by elective salary deferrals by employees. Additionally, the Company made mandatory contributions of $1,892 for 1994 and $3,151 for 1995. Included in accounts payable and accrued expenses at December 31, 1996, is the Company's mandatory contribution for 1996 in the amount of $5,029.

         As of January 1, 1997, the Company initiated a 401(k) plan covering all current employees, which is funded by elective salary deferrals by employees.

10. Commitments

         Consulting agreements: The Company is a party to several consulting agreements with terms ranging from one to two years which commit the Company to future stock sales and specified fees upon the occurrence of certain events. Two of the agreements entered into in 1994 granted up to 200,000 non-qualified stock options subject to certain terms and conditions, the most restrictive of which required the market value of the Common Stock to reach target levels by certain key dates. 100,000 of these options were granted under the 1991 Stock Plan (see
Note 4). The remaining 100,000 options were granted outside the 1991 Stock Plan. These agreements were renegotiated in 1995, and the 200,000 options were canceled. One of the renegotiated agreements granted 10,000 non-qualified stock options under the 1991 Stock Plan. The Company granted 125,000 non-qualified stock options pursuant to two agreements entered into during 1996. Under terms of certain of these agreements, the Company had sold 99,999, 141,665 and 137,498 shares of common stock at $.003 per share as of December 31, 1991, 1992, and 1993, respectively. The Company is obligated to pay consulting fees of $162,000 per year beginning in November 1996. Consulting fees paid totaled $158,000, $131,000 and $268,000 in 1994, 1995 and 1996 respectively.

         Services agreement: The Company retained a contract drug development company, Cato Research, Ltd. ("Cato"), to provide services for up to a three year period beginning in November 1991. The contract was renewed effective November 26, 1994. Services under the agreement are paid for by a combination of cash payments and issuance of Common Stock. The amount of related service expense is measured based on the invoice amount from Cato. The number of shares issued for the stock portion of the payment is based on a formula. Under the terms of the agreement, the Company may issue up to a maximum total of 150,000 shares at a formula price. Through December 31, 1996, cash payments of approximately $879,000 had been made by the Company, and the related stock portion of the payments totaled 56,392 shares of Common Stock. Included in accounts payable and accrued expenses at December 31, 1996, is $105,744 owed to Cato of which the Company was obligated to issue 29,742 shares of Common Stock as part of the payment. The Company also issued 13,459 shares of Common Stock in connection with the conversion of the Convertible Notes and Preferred Stock (see

Note 3-Preferred Stock) because the conversion occurred at a price less than $6.00 per share. Those shares of Common Stock, as well as 50,000 shares which were sold at $.003 in 1991, were issued or are issuable to Cato Holding Co., the parent corporation of Cato Research Ltd.

         License, option and research agreements: The Company is a party to several license agreements for inventions, compounds, and technologies that obligate the Company to pay certain royalties on net sales and certain fees, upon the occurrence of certain events. These agreements are subject to termination by the Company. Unless the agreements are terminated, the Company must pay minimum royalties and maintenance fees as follows:


                                                          Amount
                                                          ------
1997...............................................      $182,000
1998...............................................      $202,000
1999...............................................      $202,000
Per year thereafter................................      $202,000

         Payments under these agreements to licensors totaled approximately $420,000, $157,000 and $157,000 in 1994, 1995, and 1996 respectively.

         Additionally, under a collaboration and option agreement, the Company agreed to pay part of the cost of a research program up to $182,000, of which approximately $72,000 has been paid as of December 31, 1996. This agreement is denominated in a foreign currency and is subject to the fluctuations of exchange rates.

         Under its various license and research agreements, the Company is obligated to issue 56,402 shares of Common Stock at $.003 per share upon the occurrence of certain future events.

         Research agreements: The Company has entered into various other research contracts for certain research activities. Payments under these agreements totaled $314,000, $765,000 and $737,000 in 1994, 1995 and 1996,
respectively. Included in accounts payable and accrued expenses at December 31, 1996, is approximately $47,000 relating to these contracts. Under terms of these agreements, the Company may be obligated to make further payments of approximately $1,064,000 in 1997.

         Minimum lease payments: The Company has entered into a lease agreement for its office space in Horsham, Pennsylvania. Rent expense for 1996 was $113,000. Contingent rentals are payable under the lease based upon operating, maintenance, management, and repair expenses incurred by the lessor. The Company has the right to renew the lease at the end of the term for an additional five years. Future minimum lease payments are as follows:


                                                                Amount
                                                                ------
1997...............................................            $100,000
1998...............................................            $108,000
1999...............................................             $65,000

11. Related Party Transactions

         During 1993, the Company paid commissions of approximately $313,000 and non-accountable expense allowances of approximately $139,000 to a company controlled by a significant shareholder in connection with the private placement of its Convertible Note and Preferred Stock issues (see Note 3).

         On May 4, 1994, the Company issued to a company controlled by a common shareholder (or its designees) warrants to purchase 53,583 shares of Common Stock at $6.60 per share related to the above mentioned Convertible Note and Preferred Stock issues.

         On February 29, 1996 the Company completed a private placement of 300,000 shares of its Series A Preferred Stock. In connection with this private placement the Placement Agent received a warrant to purchase 30,000 shares of Series A Preferred Stock at an aggregate purchase price of $375,000. In addition, the Placement Agent was paid commissions totaling $300,000 and nonaccountable expenses totaling $90,000.

         On March 15, 1996, the Company acquired the assets and business of Lexin pursuant to an Asset Purchase Agreement (the "Agreement") between the Company and Lexin. Pursuant to the Agreement, the Company issued 2,000,000 shares of its Common Stock. All of the shares issued pursuant to the Agreement will be initially held in trust. Richard Sherman, a Director of the Company, was a Director of Lexin. Dr. Jerry Hook, the Company's President and Chief Executive Officer, was formerly the President and Chief Executive Officer of Lexin. Ronald
H. Spair, the Company's Chief Financial Officer, previously held that position at Lexin. Upon liquidation of the Trust, a partnership of which Mr. Sherman is a shareholder of the General Partner will receive 280,041 shares. Mr. Hook and Mr. Spair will receive 99,000 and 49,500 shares, respectively.

         On August 23, 1996, the Company completed a private placement of 129.65 Units each consisting of (a) 10,000 shares of Series B' Preferred Stock and (b) Class C Warrants to purchase 66,667 shares of common Stock. The Company paid commissions of $1,166,850 and non-accountable expense allowances of $518,600 to the Placement Agent in connection with such private placement. In addition, the Company will (i) pay the Placement Agent a commission of 6% upon the exercise of any Class C Warrant and (ii) reimburse the Placement Agent for out-of-pocket costs, not to exceed $5,000 incurred in the connection with the solicitation of Class C Warrant exercise or the redemption of Class C Warrants. Lindsay A. Rosenwald, M.D., a principal stockholder and Director of the Company, is the sole stockholder, Chairman of the Board of Directors and Chief Executive Officer of the Placement Agent. In addition, the Company issued to the Placement Agent certain preferred stock warrants in respect to the Series B' Preferred Stock and common stock warrants.

         On August 23, 1996, the Company made loans of $100,000, $50,000 and $50,000 to Jerry B. Hook, Ph.D., the Company's President and Chief Executive Officer, Dr. William McCulloch, Senior Vice President, Research and Development of the Company and Ronald H. Spair, Chief Financial Officer and Secretary of the Company, respectively (the "Officers"). Proceeds of such loans were used by the Officers to purchase a Unit, or fraction thereof, sold by the Company in its private placement concluded in August 1996. Such loans are evidenced by promissory notes bearing interest at the rate of 8% per annum with maturity dates of July 30, 1999. Principal of the loans is payable in three equal installments on each of July 30, 1997, 1998, and 1999. On each scheduled repayment date, the amount then due (including accrued interest) will be forgiven by the Company provided that on such date the respective Officer continues to be employed by the Company. The outstanding balance of the loan (plus all accrued interest) will be forgiven in full in the event that one of the following occurs: (i) the death or disability of the Officer (within the meaning of the respective Officer's employment agreement with the Company), (ii) the operations of the Company are terminated, (iii) the Company is liquidated or
(iv) the Company undergoes a change of control.

         Dr. Rosenwald, a Director, is also the Chairman and Chief Executive Officer of The Castle Group Ltd., a medical venture capital firm located in New York, New York. In 1992, The Castle Group Ltd. guaranteed the salary of William McCulloch for a period of up to three years ending on October 1, 1995.

         In 1995, the Company and the underwriter for the Company's initial public offering entered into a financial advisory agreement with a one-year term. Under the terms of the agreement, the Company recognized financial advisory fee expense of $150,000 in 1996.

                                 EXHIBITS INDEX

  (c) Exhibits

Exhibit No.                Description
-----------                -----------
%%% 2.1            -- Copy of the Asset Purchase Agreement, with exhibits thereto, dated February 22, 1996, between the Registrant and Lexin Pharmaceutical Corporation
   3.4             -- Amended and Restated Certificate of Incorporation filed August 1, 1996.
 & 3.4A            -- Certificate of Designation of the Series B' Convertible Preferred Stock filed on August 23,
                      1996.
  **4.2            -- Form of Common Stock Certificate
  **4.3            -- Form of Class A Warrant Certificate
  **4.4            -- Form of Class B Warrant Certificate
***4.5             -- Unit Purchase Option granted to Americorp Securities Inc. dated June 28, 1994
***4.6             -- Warrant Agreement entered into among Midlantic National Bank, Americorp Securities,
                      Inc., and the Registrant dated June 21, 1994
 @@4.7             -- Warrant Agreement for the Class C Warrants, dated August 23, 1996 between the Registrant,
                      First City Transfer Company  and Paramount Capital, Inc.
 @@4.8             -- Form of Class C Warrant Certificate ( see Exhibit 4.7)
*+10.1             -- Exclusive License Agreement, dated October 1, 1991, between the Registrant and Yale
                      University ("Yale") and Subscription Agreement, dated October 21, 1991, between the
                      Registrant and Yale
*+10.1A            -- Revised pages of Exhibit 10.1
*+10.2             -- License Agreement, dated October 7, 1991, between the Registrant and The Research
                      Foundation of State University of New York
*+10.2A            -- Revised pages of Exhibit 10.2
*+10.3             -- Research and License Agreement, dated as of October 15, 1991, between the Registrant and Institute of Materia Medica of the Chinese Academy of Medical Sciences ("BIMM"),
                      as amended by an Amendment of Research and License Agreement, dated as of March
                      1, 1992, between the Registrant and BIMM
*+10.3A            -- Revised pages of Exhibit 10.3
*+10.4             -- Licensing and First Refusal Agreement, dated as of March 12, 1992, between the
                      Registrant and the Dana-Farber Cancer Institute, Inc. ("Dana-Farber"), a Letter
                      Agreement, dated March 12, 1992, between the Registrant and Dana-Farber, and a Letter
                      Agreement, dated September 12, 1992, between the Registrant and Dana-Farber
*+10.4A            -- Revised pages of Exhibit 10.4
*+10.5             -- License Agreement, dated as of August 31, 1992, between the Registrant and Imperial
                      Chemical Industries PLC
*+10.5A            -- Revised pages of Exhibit 10.5
 *10.6             -- Letter Agreement, dated October 30, 1992, among the Registrant, Imperial Chemical
                      Industries PLC, and ICI Bioscience Limited
*+10.7             -- Collaboration and Option Agreement, dated September 18, 1992, by and among the
                      Registrant, Cancer Research Campaign and Cancer Research Campaign Technology
                      Limited
*+10.7A            -- Revised pages of Exhibit 10.7
 !10.8             -- Amended and Restated Sublicense Agreement, dated January 1, 1997, between the
                      Registrant and Research Triangle Pharmaceuticals Ltd. ("RTP").
*+10.9             -- Service Agreement, dated November 27, 1991, between the Registrant and Cato Research,
                      Ltd. ("Cato"), as amended by a Letter Agreement, dated March 16, 1993, between the
                      Registrant and Cato
 *10.9A            -- Revised pages of Exhibit 10.9
 *10.10            -- Letter Agreement, dated October 28, 1991, between the Registrant and Cato
 *10.11            -- Subscription Agreement, dated November 27, 1991, between the
                      Registrant and Cato Holding Co.
 *10.12            -- Subscription Agreement, dated December 10, 1993, between the Registrant and Cato
                      Holding Co.
 *10.13            -- Employment Agreement, dated as of January 28, 1991, between the Registrant and
                      William M. Sullivan, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties


 *10.14            -- Nonqualified Stock Option Agreement, dated as of December 3, 1991, between the
                      Registrant and William M. Sullivan
 *10.15            -- Confidentiality Agreement, dated as of January 28, 1991, between the Registrant and
                      William M. Sullivan
 *10.16            -- Employment Agreement, dated July 2, 1992, between the Registrant and William
                      McCulloch, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and Guarantee by The Castle Group Ltd.
 *10.17            -- Incentive Stock Option Agreement, dated as of October 1, 1992, between the Registrant and William McCulloch
 *10.18            -- Nonqualified Stock Option Agreement, dated as of October 1, 1992, between the
                      Registrant and William McCulloch
 *10.19            -- Nonqualified Stock Option Agreement, dated as of October 1, 1992, between the
                      Registrant and William McCulloch
 *10.20            -- Confidentiality Agreement, dated as of July 2, 1992, between the Registrant and William
                      McCulloch
 *10.21            -- Noncompetition Agreement, dated as of October 1, 1992, between the Registrant and
                      William McCulloch
 *10.27            -- Letter Agreement, dated March 23, 1993, between the Registrant and Paramount Capital,
                      Inc., as amended by Letter Agreements dated June 24, 1993, June 28, 1993, September
                      24, 1993 and November 5, 1993
 *10.28            -- Indemnification Agreement, dated as of June 3, 1992, between the Registrant and The
                      Castle Group Ltd. relative to William McCulloch
 *10.30            -- 1991 Stock Plan, as amended
 *10.31            -- Stock Repurchase Agreement, dated as of November 21, 1991, between the Registrant and
                      Peter Barton Hutt
 *10.33            -- Stock Repurchase Agreement, dated as of October 15, 1991, between the Registrant and
                      Sir John Vane
 *10.34            -- Stock Repurchase Agreement, dated as of December 24, 1991, between the Registrant and
                      The Sir John Vane Trust
 *10.36            -- Form of convertible notes issued on or prior to October 28, 1993 and schedule of purchasers of notes
 *10.37            -- Form of Note Purchase and Subscription Agreement for issuance of convertible notes issued prior to October 28, 1993 and schedule of purchasers of notes
 *10.38            -- Form of convertible notes issued in November 1993 and schedule of purchasers of notes
 *10.39            -- Note Purchase and Subscription Agreement dated as of November 12, 1993 between the
                      Registrant and Financial Strategic Portfolios, Inc. -- Health Sciences Portfolio ("FSP") for
                      issuance of convertible notes (See Exhibit 10.38 hereunder for Exhibit A to this Exhibit
                      10.39)
 *10.40            -- Form of Note Purchase and Subscription Agreement for issuance of convertible notes issued in November 1993 other than to FSP
 *10.41            -- Form of Note Purchase and Exchange Agreement for exchange of convertible notes, form of convertible notes and schedule of parties thereto
 *10.41A           -- Revised schedule of parties to Exhibit 10.41
 *10.42            -- Stock Purchase and Exchange Agreement, dated as of December 10, 1993, between the
                      Registrant and FBL Ventures of South Dakota
 *10.43            -- Registration Rights Agreement, dated November 12, 1993, among the Registrant and certain rights holders, as amended as of December 14, 1993
 *10.44            -- Subscription Agreement dated September 14, 1992 and Letter Agreements dated October
                      12, 1992 and December 13, 1993, between the Registrant and Yale


 *10.44A           -- Letter Agreement dated January 4, 1994
***10.46           -- M/A Agreement between the Registrant and Americorp Securities, Inc. dated June 28,
                      1994
**10.47            -- Form of Warrant Purchase Agreement among the Registrant, Healthcare Capital
                      Investments, Inc.,  Societe Generale Securities Corporation and the Holders listed on
                      Schedule I thereto
**10.48            -- Form of Warrant Purchase Agreement among the Registrant, Paramount Capital, Inc. and the Holders listed on Schedule I thereto
***10.49           -- Underwriting Agreement between the Registrant and Americorp Securities, Inc. dated
                      June 21, 1994
***10.50           -- Unit Purchase Option granted to LT Lawrence & Company, Inc. dated June 28, 1994
 #10.51            -- Nonqualified Stock Option Agreement, dated as of December 16, 1994, between the
                      Registrant and William M. Sullivan
 #10.52            -- Nonqualified Stock Option Agreement, dated as of July 10, 1994, between the Registrant and
                      Sir John Vane, FSR
 #10.54            -- Nonqualified Stock Option Agreement, dated as of July 10, 1994, between the Registrant and Peter Barton Hutt
 #10.55            -- Incentive Stock Option Agreement, dated as of December 16, 1994, between the
                      Registrant and William McCulloch
 #10.56            -- Amendment (as of March 14, 1994) to the Employment Agreement, dated July 2, 1992, between the Registrant and William McCulloch, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties, and guaranteed by The Castle Group Ltd.
 #10.57            -- Amendment (dated November 26, 1994) to the Service Agreement, dated November 27,
                      1991, between the Registrant and Cato Holding Co.
 #10.58            -- Amendment (dated December 16, 1994) to the Employment Agreement, dated January
                      28, 1991, between the Registrant and William M. Sullivan, as amended by a Letter
                      Agreement, dated as of March 2, 1993, between the parties
##10.59            -- Nonqualified Stock Option Agreement, dated as of June 7, 1995, between the Registrant and
                      Sir John Vane, FSR
##10.61            -- Nonqualified Stock Option Agreement, dated as of June 7, 1995, between the Registrant and
                      Peter Barton Hutt
##10.62            -- Amendment (dated June 1, 1995) to the Research and License Agreement, dated as of
                      October 15, 1991, between the Registrant and BIMM, as amended by an Amendment of
                      Research and License Agreement, dated as of March 1, 1992, between the Registrant and
                      BIMM
 ^10.63            -- Financial Advisory Agreement between the Registrant and Americorp Securities, Inc., dated as of June 29, 1995
%10.64             -- Amendment (dated as of September 14, 1994) to the Collaboration and Option Agreement,
                      dated September 18, 1992, by and among the Registrant, Cancer Research Campaign and
                      Cancer Research Campaign Technology Limited
%%10.65            -- Form of Nonqualified Stock Option Agreement, dated as of December 10, 1995, between the
                      Company and William M. Sullivan
%%10.66            -- Incentive Stock Option Agreement, dated as of December 10, 1995, between the Company and William McCulloch
%%10.67            -- Distribution Agreement, dated as of December 1, 1995, among Sparta Pharmaceuticals, Inc.,
                      Orphan Europe SARL and Swedish Orphan, AB
%%10.68            -- Warrant Agreement between the Registrant  and Paramount Capital, Inc., dated February 29,
                      1996



  ^10.69           -- Financial advisory agreement between the Registrant and Paramount Capital, Inc. dated as of February 29, 1996
^^+10.70           -- Evaluation and option agreement between Lexin Pharmaceutical Corporation and Astra
                      Merck, Inc. dated as of October 25, 1995 (Assigned to Registrant pursuant to the Lexin
                      Purchase)
^^+10.71           -- Collaborative Research and Licensing Agreement between Lexin Pharmaceutical Corporation and Wichita State University dated as of April 1, 1994 (Assigned to Registrant pursuant to the Lexin Purchase)
^^+10.72           -- License Agreement between PI Research Corporation (predecessor in name to Lexin
                      Pharmaceutical Corporation) and the Trustees of The University of Pennsylvania dated as of
                      January 2, 1992 (Assigned to Registrant pursuant to the Lexin Purchase)
  ^10.73           -- Amendment (dated March 15, 1996) to the Employment Agreement  dated January 28, 1991, between the Registrant and William M. Sullivan, as amended by letter agreements, dated as of March 2, 1993 and December 16, 1994, between the parties
  ^10.74           -- Placement Agency Agreement between the Registrant and Paramount Capital, Inc., dated as of January 22, 1996
  @10.75           -- Placement Agency Agreement between the Registrant and Paramount Capital, Inc., dated as of June 3, 1996
  @10.76           -- Amendment (dated January 10, 1996) to the Stock Option Agreements between the Registrant and William McCulloch dated as of  October 1, 1992, December 1, 1996, December 16, 1994
                      and December 11, 1995
  @10.77           -- Amendment (dated March 29, 1996) to the Collaborative Research and Licensing Agreement
                      between Lexin Pharmaceutical Corporation and Wichita State University dated as of April
                      1, 1994 (Assigned to Registrant pursuant to the Lexin Purchase)
@@ 10.79           -- Promissory Note dated August 23, 1996, in the amount of $100,000 from Jerry B. Hook
                      Ph.D. to the Registrant.
 @@10.80           -- Promissory Note dated August 23, 1996, in the amount of $50,000 from Dr. William
                      McCulloch to the Registrant.
 @@10.81           -- Promissory Note dated August 23, 1996, in the amount of $50,000 from Ronald H. Spair to the Registrant.
  10.82            -- Employment Agreement, dated March 15, 1996, between the Registrant and Ronald H. Spair
  10.83            -- Net Lease Agreement dated March 29, 1994,  and entered into between Lexin Pharmaceutical
                      Corporation and the Pennsylvania Business Campus (assigned to the Registrant).
  10.84            -- Nonqualified Stock Option Agreement, dated as of September 5, 1996 between the
                      Registrant and Colin B. Bier, Ph.D.
  10.85            -- Milestone Option  Agreement between the Registrant and William McCulloch dated March
                      15, 1996.
  10.85A           -- Amendment (dated June 17, 1996) to the Milestone Option  Agreement between the Registrant and William McCulloch dated March 11, 1996.
  10.86            -- Incentive Stock Option Agreement, dated as of December 5, 1996, between the Registrant and Jerry B. Hook, Ph.D.
  10.87            -- Incentive Stock Option Agreement, dated as of December 5, 1996, between the Registrant and William McCulloch.
  10.88            -- Incentive Stock Option Agreement, dated as of December 5, 1996, between the Registrant and Ronald H. Spair.
  10.89            -- Nonqualified Stock Option Agreement, dated as of June 17, 1996  between the Registrant and
                      Sir John Vane, FSR
  10.90            -- Nonqualified Stock Option Agreement, dated as of June 17, 1996, between the Registrant and Peter Barton Hutt


11.1               -- Statement Re Computation of Per Share Earnings
23.1               -- Consent of Arthur Andersen LLP
23.2               -- Consent of Ernst & Young LLP
27.1               -- Financial Data Schedule

---------------
* Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-72882, filed on December 14, 1993, or amendments thereto, and incorporated by reference herein.
** Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-78086, filed on April 25, 1994, or in Amendment No. 1 thereto, filed on June 1, 1994.
*** Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, filed on August 15, 1994 and incorporated by reference herein.
# Previously filed with the Company's 1994 Annual Report on Form 10-K, filed on March 31, 1995, and incorporated by reference herein.
## Previously filed with the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 1995, filed on August 14, 1995.
### Previously filed with the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on January 24, 1996.
% Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on November 14, 1995.
%% Previously filed with the Company's 1995 Annual Report on Form 10-K, filed on April 1, 1996, and incorporated by reference herein.
%%% Previously filed with the Company's report on Form 8-K filed on April 1, 1996, and incorporated by reference herein.
  & Previously filed with the Company's report on Form 8-K filed on September 26, 1996, and incorporated by reference herein.
  ^ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 15, 1996.
^^ Previously filed with the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1996, filed on July 17, 1996.
@ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 9, 1996.
@@ Previously filed with the Company's Registration Statement on Form S-3, Registration Number 333-13621, filed on October 7, 1996, or in Amendment No. 1 thereto, filed on October 17, 1996.
 + Confidential Treatment has been granted by the Securities and Exchange Commission.
 ! Confidential Treatment has been requested from the Securities and Exchange Commission.