Form 10-Q
period 1997-03-31
SPARTA PHARMACEUTICALS INC
filed 1997-05-14
CIK 884019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1997; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to _______.

                             Commission File Number
                                     0-23076

                          Sparta Pharmaceuticals, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                           56-1755527
       --------                                           ----------
(State of incorporation)                       (IRS Employer Identification No.)


             111 Rock Rd.                           Horsham, PA 19044
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 442-1700
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

As of May 9, 1997, there were outstanding 10,045,994 shares of Common Stock, $.001 par value per share.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                 --------------

                                      INDEX


Part I.   FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                                -------
          Item 1.   Financial Statements:
                    Balance Sheets as of March 31, 1997 and December 31, 1996                                       3
                    Statements of Operations for the three-month periods March 31, 1997 and 1996 and for the period from June 12, 1990 (inception) to
                    March 31, 1997 (unaudited)                                                                      4
                    Statements of Cash Flows for the three-month periods ended
                    March 31, 1997 and 1996 and for the period from June 12, 1990
                    (inception) to March 31, 1997 (unaudited)                                                       5
                    Notes to Financial Statements                                                                   6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                     7


Part II.  OTHER INFORMATION

          Item 5.   Other Information                                                                              10

          Item 6.   Exhibits and Reports on Form 8-K                                                               10


SIGNATURES                                                                                                         11

PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                                                       March 31,                   December 31,
                                                                         1997                         1996
                                                                    --------------               --------------
Assets

Current assets:
  Cash and cash equivalents                                         $    9,001,586               $   10,246,812
  Prepaid expenses and other assets                                        175,759                       82,751
                                                                    --------------               --------------
         Total current assets                                            9,177,345                   10,329,563

Fixed assets, net                                                          469,640                      518,393
Other assets:
  License agreements, net of amortization
    of $79,037 in 1997 and $73,303 in 1996                                  35,751                       41,485
  Restricted Cash                                                          199,196                      196,842
                                                                    --------------               --------------
                                                                    $    9,881,932               $   11,086,283
                                                                    ==============               ==============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                             $      597,552               $      629,497
                                                                    --------------               --------------
         Total current liabilities                                         597,552                      629,497

Shareholders' equity:
  Preferred Stock, not designated, $.001 par value;
    authorized and unissued 8,266,868 shares                                   ---                          ---
  Series B' Convertible Preferred Stock, $.001 par value;
    authorized 2,733,132 shares; issued and outstanding
    1,429,604 shares in 1997 and 1,487,146 shares in 1996                    1,430                        1,487
  Common Stock, $.001 par value; authorized 42,000,000
    shares; issued and outstanding 9,971,328 shares in
    1997 and 9,587,717 shares in 1996                                        9,971                        9,588
  Additional paid-in capital                                            28,209,779                   28,176,356
  Stock subscriptions receivable                                          (200,000)                    (200,000)
  Deferred compensation                                                   (184,069)                    (165,309)
  Deficit accumulated during the development stage                     (18,552,731)                 (17,365,336)
                                                                    --------------               --------------
         Total shareholders' equity                                      9,284,380                   10,456,786
                                                                    --------------               --------------
                                                                    $    9,881,932                $  11,086,283
                                                                    ==============                =============



    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                Three Months Ended March 31               Period From
                                            -----------------------------------           June 12, 1990
                                                                                         (Inception) to
                                                  1997                 1996              March 31, 1997
                                                                                         --------------
Revenue:
 Contract revenue                           $    16,500          $      ----            $     144,370
 Interest income                                125,627               18,713                  714,019
                                            -----------          -----------            -------------
       Total revenue                            142,127               18,713                  858,389

Operating expenses:
 Research and development                       986,376              292,858               10,167,523
 General and administrative                     343,146              312,503                6,180,684
 Charge for acquired research
  and development (Note 5)                         ----            3,062,913                3,062,913
                                            -----------          -----------            -------------
Net loss                                    $(1,187,395)         $(3,649,561)           $( 18,552,731)
                                            ===========          ===========            =============

Net loss per share                          $      (.12)         $     (.56)
                                            ===========          ==========

Weighted average number
of shares outstanding (Note 3)                9,768,055           6,559,557
                                            ===========          ==========







    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months ended March 31,                  Period from June 12,
                                                            ----------------------------------                1990 (Inception) to
                                                            1997                         1996                    March 31, 1997
                                                         -----------                  ---------                   ------------
Operating activities:
Net loss                                                 $(1,187,395)               $(3,649,561)                  $(18,552,731)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Recognition of gain/loss on investments                       -                          -                          3,316
     Depreciation and amortization                            54,487                     15,314                        779,247
     Writedown of license agreement                                -                          -                         45,200
     Acquired research & development (Note 5)                      -                  3,062,913                      3,062,913
     Issuance of convertible notes for services                    -                          -                        220,474
     Issuance of stock for services                                -                          -                        161,445
     Compensation expense related to stock options granted    14,989                      2,147                        294,518
     Changes in operating assets and liabilities:
      Prepaid expenses and other assets                      (93,008)                    32,594                       (175,759)
      Restricted cash                                         (2,354)                         -                         48,153
      Accounts payable and accrued expenses                  (31,945)                     6,730                        447,552
                                                         -----------                  ---------                   ------------
                Net cash used in operating activities     (1,245,226)                  (529,863)                   (13,665,672)
                                                         -----------                  ---------                   ------------
Investing activities:
Payment of acquisition related fees & expenses                                          (80,000)                      (128,842)
Purchases of available-for-sale securities                         -                                                (1,103,193)
Maturities of available-for-sale securities                        -                          -                      1,099,877
Purchases of fixed assets                                          -                          -                       (131,230)
Acquisition of license agreements                                  -                          -                       (160,078)
                                                         -----------                  ---------                   ------------
                Net cash used in investing activities              -                    (80,000)                      (423,466)
                                                         -----------                  ---------                   ------------
Financing activities:
Proceeds from issuance of convertible notes and notes
payable                                                            -                          -                      4,488,650
Repayment of notes payable                                         -                          -                       (640,000)
Proceeds from issuance of Common Stock                             -                      2,000                      4,912,031
Repurchase of commnon stock                                        -                          -                            (45)
Proceeds from issuance of Preferred Stock                          -                  2,571,429                     14,800,038
Increase in debt issuance costs                                    -                          -                       (469,950)
                                                         -----------                  ---------                   ------------
           Net cash provided by financing activities               -                  2,573,429                     23,090,724
                                                         -----------                  ---------                   ------------
Increase (Decrease) in cash and cash equivalents          (1,245,226)                 1,963,566                      9,001,586
Cash and cash equivalents at beginning of period          10,246,812                    734,296                              -
                                                         -----------                  ---------                   ------------
Cash and cash equivalents at end of period               $ 9,001,586                $ 2,697,862                   $  9,001,586
                                                         ===========                  =========                   ============


    The accompanying notes are an integral part of the financial statements.


                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

1.       Company Background

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

2.       Basis of Presentation

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's 10-K for the fiscal year ended December 31, 1996. Results for the interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

3.       Net Loss Per Share of Common Stock

         The net loss per share amounts are presented in accordance with Accounting Principles Bulletin No. 15. Under this guidance, options, warrants, convertible debt and securities and other common stock equivalents are not considered outstanding as their effect would be anti-dilutive for both primary and fully diluted earnings per share computations.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Early application is prohibited, although footnote disclosure of pro forma EPS amounts is required. Since the Company has incurred losses in both the three months ended March 31, 1997 and 1996, there is no difference between pro forma basic EPS and the net loss per share as reported.

 4.      Shareholders' Equity

         The Company's Series B' Convertible Preferred Stock, par value $.001 per share ("Series B' Preferred Stock") is convertible at any time at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $1.50 per share such that 10,000 shares of the Company's Series B' Preferred Stock are convertible into 66,667 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. On August 23, 1997 the conversion rate of the Series B' Preferred Stock into shares of Common Stock will be subject to increase if the average closing bid price of the Common Stock for the 30 consecutive trading days immediately prior to August 23, 1997 is not greater than $1.95 per share. The outstanding Series B' Preferred Stock is currently convertible into 9,455,947 shares of Common Stock.

5.       Acquisition of the Business and Assets of Lexin Pharmaceutical
         Corporation

         On March 15, 1996, the Company acquired the business and assets, and assumed certain liabilities of Lexin Pharmaceutical Corporation, for a payment of 2,000,000 shares of the Company's Common Stock. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company performed an analysis of all identifiable assets acquired. The Company recorded a total charge to the 1996 Statement of Operations of $3,062,913 for acquired research and development. The development of the technology acquired had not yet reached technological feasibility and at the time, had no alternative future uses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Since its inception in June 1990, the Company has been engaged in acquiring and developing technologies and drug candidates for the treatment of cancer and viral diseases and, through its acquisition of the assets and business of Lexin Pharmaceutical Corporation ("Lexin"), cardiovascular disorders and acute inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of March 31, 1997, the Company's accumulated deficit was $18,552,731.

         During the first quarter of 1997 Sparta began its first U.S. clinical trial with SpartajectTM busulfan, at Johns Hopkins Oncology Center. Sparta's new intravenous form of SpartajectTM busulfan is to be used as a myeloablative agent in patients being prepared for bone marrow transplant. The Company was informed by its corporate collaborator in the United Kingdom, the Cancer Research Campaign, that the oral bioavailability of asulacrine, a product candidate which the Company has an option to acquire, was sufficient in a Phase I trial to allow further development. Additionally, the Company continued preparations for a clinical trial of 5-fluoro pyrimidinone ("5-FP"), a prodrug which is converted in the liver to 5-fluorouracil ("5-FU"), a widely prescribed chemotherapeutic agent. Sparta has an ongoing Phase I clinical trial of RII retinamide for use in myelodysplastic syndromes.

         The Company has renegotiated its sublicensing agreement with Research Triangle Pharmaceuticals, Ltd. ("RTP") related to the Spartaject Technology. In consideration of RTP's climination of the requirement that certain milestones be achieved by fixed dates and the reduction of the on-going license and maintenance fees, the Company has agreed to restrict its field of use of the Spartaject Technology to busulfan, aphidicolin (and aphidicolin glycinate), a compound currently undergoing feasibility evaluation and an additional anti-cancer compound to be determined at a later date. Furthermore, RTP and the Company may pursue a joint venture to evaluate and develop paclitaxel and related derivatives. If the terms of the joint venture are not agreed to by the end of 1997, RTP can license the rights to paclitaxel to another party.

Results of Operations

Three Months Ended  March 31, 1996 and 1997

         Revenue increased from $18,713 for the three months ended March 31, 1996 to $142,127 for the three months ended March 31, 1997 due primarily to a higher level of interest income. Interest income increased from $18,713 in the first quarter of 1996 to $125,627 in the first quarter of 1997 due to a higher level of funds available for investment as a result of a private placement which occurred in August 1996. Interest income is likely to decrease in subsequent quarters as funds are consumed by the operations of the Company, unless the Company is able to secure additional funding. The amount of revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts. The Company recorded contract revenues of $16,500 for the three months ended March 31, 1997 related to a feasibility study being conducted for a pharmaceutical company.

         Research and development expenses increased from $292,858 in the first quarter of 1996 to $986,376 in the first quarter of 1997. This is attributable to increased outside development expenditures on certain drug candidates during the first quarter of 1997, increased legal expenses for patent filings, and increased personnel and facility-related expenses resulting from the acquisition, on March 15, 1996, of the business and assets of Lexin. Subject to the receipt of additional funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical and clinical trials, and regulatory activities increase.

         General and administrative expenses increased from $312,503 in the first quarter of 1996 to $343,146 in the first quarter of 1997. This increase is principally due to increased expenditures in the areas of personnel and facility-related expenses as a result of the Lexin purchase, offset by a decrease in financial advisory fees.

         In connection with the Lexin purchase, the Company recorded a total charge to the 1996 Statement of Operations of $3,062,913 for acquired research and development.

         The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

Liquidity and Capital Resources

         The Series B' Preferred Stock is convertible at any time at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $1.50 per share such that 10,000 shares of the Company's Series B' Preferred Stock are convertible into 66,667 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. On August 23, 1997 the conversion rate of the Series B' Convertible Preferred Stock into shares of Common Stock will be subject to increase if the average closing bid price of the Common Stock for the 30 consecutive trading days immediately prior to August 23, 1997 is not greater than $1.95 per share. The outstanding Series B' Preferred Stock is currently convertible into 9,455,947 shares of Common Stock.

         The Company has used $13,665,672 to fund operations from inception through March 31, 1997. The Company has financed its operations to date from the proceeds of its initial public offering in June and July 1994, private placements of equity and convertible debt securities and investment income. In 1997, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate of $182,000, of which $25,000 had been paid as of May 5, 1997. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to $105,000 based on the fulfillment of certain benchmarks. This agreement is denominated in a foreign currency and is subject to the fluctuations of exchange rates. The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments. The Company anticipates making aggregate payments of approximately $1,053,879 under the agreements which were in effect as of May 5, 1997. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with three of its executive officers and a former executive officer as well as certain consulting agreements which provide for aggregate annual, minimum payments of $650,000 and $162,000, respectively, of which $541,000 is still owed as of May 5, 1997. The Company is a party to an operating lease agreement which will require the Company to make payments of approximately $100,000 in 1997, of which approximately $40,000 has already been paid. The agreement also requires the Company to pay a certain amount of contingent rentals based upon operating, maintenance, management, and repair expenses incurred by the lessor. The Company has contracted with a contract research organization to provide drug development services which are to be paid for with a combination of cash and Common Stock.

         As of March 31, 1997, the Company had cash and cash equivalents of $9,001,586, accounts payable and accrued expenses of $597,552, and working capital of $8,579,793.

         The Company currently anticipates that the available cash, cash equivalents, and investments will be sufficient to fund operations through the first quarter of 1998. However, the Company may be required to obtain additional financing to continue operations during such period in the event of cost overruns or unanticipated expenses. Continuing development of the Company's product candidates is critical and will require substantial additional funds to finance such activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors, including, but not limited to, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has no current commitment to obtain additional funding and is unable to state the amount or potential source of such additional funds. Moreover, because of the Company's potential long-term capital requirements, it may undertake additional equity offerings whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate research and development programs, capital expenditures, and other operating expenses. The Company may be required to obtain funds through arrangements with collaborative partners that may require the Company to relinquish certain material rights to its products that it would not otherwise relinquish.

         Continued inclusion of the Company's Common Stock for quotation on the Nasdaq SmallCap Market will require that (i) the Company maintain at least $2,000,000 in total assets and $1,000,000 in capital and surplus, (ii) the minimum bid price for the Common Stock be at least $1.00 per share (unless it maintains a public float of at least $1,000,000 and $2,000,000 in capital and surplus), (iii) the public float consist of at least 100,000 shares of Common Stock , valued in the aggregate at more than $200,000, (iv) the Common Stock have at least two active market makers and (v) the Common Stock be held by at least 300 holders. Although the Company currently meets the listing criteria and has no reason to believe that it will not continue to meet such criteria, there can be no assurance that future events will not result in the Company's failure to meet all of the criteria for continued listing. In such event, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board", and it would be more difficult to dispose of the securities or to obtain as favorable a price for the securities. Consequently, the liquidity of the securities could be impaired, not only in the number of securities that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company, which could result in lower prices for the securities than might otherwise be attained and in a larger spread between the bid and asked prices for the securities.

PART II-OTHER INFORMATION
-------------------------

ITEM 5.    Other Information

         On February 10, 1997, Sparta issued the press release filed as Exhibit
         99.11 hereto announcing the addition of 5 new clinical trial sites for RII Retinamide.

         On March 4, 1997, Sparta issued the press release filed as Exhibit
         99.12 hereto announcing the progress of asulacrine trials in the United Kingdom.

         On March 16, 1997, Sparta issued the press release filed as Exhibit
         99.13 hereto announcing, in conjunction with Yale University, the notification of allowance of claims in the patent application entitled, "Determination of Prodrugs Metabolizable by the Liver and Therapeutic Use Thereof."

         On March 24, 1997, Sparta issued the press release filed as Exhibit
         99.14 hereto announcing the initiation of Phase I clinical trials using SpartajectTM busulfan at Johns Hopkins Oncology Center.

ITEM 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.       Description

   *!10.8         -- Amended and Restated Sublicense Agreement, dated January 1,
                     1997, between the Registrant and Research Triangle Pharmaceuticals Ltd. ("RTP").
    27            -- Financial Data Schedule
    99.11         -- Press Release, dated as of February 10, 1997, announcing the addition of 5 new clinical trial sites for RII Retinamide.
    99.12         -- Press Release, dated as of March 4, 1997, announcing the progress of asulacrine trials in the United Kingdom.
    99.13         -- Press Release, dated as of March 16, 1997, announcing, in conjunction with Yale University, the notification of allowance of claims in the patent application entitled, "Determination of Prodrugs Metabolizable by the Liver and Therapeutic Use Thereof."
    99.14         -- Press Release, dated as of March 24, 1997, announcing the initiation of Phase I clinical trials using SpartajectTM busulfan at Johns Hopkins Oncology Center.

         ---------------

* Previously filed with the Company's 1996 Annual Report on Form 10-K, filed on March 27, 1997, and incorporated by reference herein.
! Confidential Treatment has been granted by the Securities and Exchange Commission.

               (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter:

               None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Sparta Pharmaceuticals, Inc.


 May 12, 1997                       By:    /s/ Jerry B. Hook
 ------------                             -------------------------------------
 Date                               Jerry B. Hook, Ph.D.
                                    President and Chief Executive Officer
                                    (principal  executive officer) and Director




 May 12, 1997                       By:    /s/ Ronald H. Spair
 ------------                              ------------------------------------
 Date                               Ronald H. Spair
                                    Vice President and Chief Financial
                                    Officer  (principal financial officer)