Form 10-Q
period 1997-06-30
SPARTA PHARMACEUTICALS INC
filed 1997-08-08
CIK 884019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1997; or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___ to ___.

                             Commission File Number
                                     0-23076

                          Sparta Pharmaceuticals, Inc.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                           56-1755527
     ---------------------------------     --------------------------------
        (State of incorporation)           (IRS Employer Identification No.)


                    111 Rock Rd.           Horsham, PA 19044
     ----------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 442-1700
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of August 4, 1997, there were outstanding 10,115,434 shares of Common Stock, $.001 par value per share.

                                    FORM 10-Q

                                QUARTERLY REPORT



                                      INDEX


Part I.   FINANCIAL INFORMATION                                                                                 Page No.

          Item 1.   Financial Statements:
                    Balance Sheets as of June 30, 1997 and December 31, 1996 (unaudited)                            3
                    Statements of Operations for the three-month periods and for the six-month periods ended June 30, 1997 and 1996 and for the period from June 12, 1990
                        (inception) to June 30, 1997 (unaudited)                                                    4
                    Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996
                        and for the period from June 12, 1990 (inception) to June 30, 1997 (unaudited)              5
                    Notes to Financial Statements                                                                   6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                     7


Part II.  OTHER INFORMATION

          Item 2.   Changes in Securities                                                                          11

          Item 4.   Submission of Matters to a Vote of Security Holders                                            11

          Item 5.   Other Information                                                                              12

          Item 6.   Exhibits and Reports on Form 8-K                                                               12


SIGNATURES                                                                                                         13

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                                                 June 30,         December 31,
Assets                                                             1997               1996
                                                               ------------       ------------

Current assets:
  Cash and cash equivalents                                    $  7,813,824       $ 10,246,812
  Prepaid expenses and other assets                                 215,466             82,751
                                                               ------------       ------------
         Total current assets                                     8,029,290         10,329,563

Fixed assets, net                                                   429,751            518,393
Other assets:
  License agreements, net of amortization
    of $84,771 in 1997 and $73,303 in 1996                           30,017             41,485
  Restricted Cash                                                   201,661            196,842
                                                               ------------       ------------
                                                               $  8,690,719       $ 11,086,283
                                                               ============       ============

Liabilities and shareholders' equity Current liabilities:
  Accounts payable and accrued expenses                        $    571,591       $    629,497
                                                               ------------       ------------
         Total current liabilities                                  571,591            629,497

Shareholders' equity:
  Preferred Stock, not designated, $.001 par value;
    authorized and unissued 8,288,484 shares                           --                 --
  Series B' Convertible Preferred Stock, $.001 par value;
    authorized 2,711,516 shares; issued and outstanding
    1,407,988 shares in 1997 and 1,487,146 shares in 1996             1,408              1,487
  Common Stock, $.001 par value; authorized 72,000,000
    shares; issued and outstanding 10,115,434 shares in
    1997 and 9,587,717 shares in 1996                                10,115              9,588
  Additional paid-in capital                                     28,269,657         28,176,356
  Stock subscriptions receivable                                   (183,333)          (200,000)
  Deferred compensation                                            (169,078)          (165,309)
  Deficit accumulated during the development stage              (19,809,641)       (17,365,336)
                                                               ------------       ------------
         Total shareholders' equity                               8,119,128         10,456,786
                                                               ------------       ------------
                                                               $  8,690,719       $ 11,086,283
                                                               ============       ============





    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)



                                        Three Months Ended                      Six Months Ended               Period From
                                              June 30,                               June 30,                  June 12, 1990
                                     ------------------------------      --------------------------------     (Inception) to
                                          1997               1996               1997             1996          June 30,1997
                                          ----               ----               ----             ----          -------------

Revenue:
  Contract revenue                   $     6,006       $       --         $     22,506       $       --         $    150,376
  Interest income                        118,463             28,871            244,090             47,584            832,482
                                    ------------       ------------       ------------       ------------       ------------
       Total revenue                     124,469             28,871            266,596             47,584            982,858

Operating expenses:
  Research and development               993,587            741,144          1,979,963          1,034,002         11,161,110
  General and administrative             387,792            451,705            730,938            764,208          6,568,476
  Charge for acquired research
   and development (Note 5)                 --                 --                 --            3,062,913          3,062,913
                                    ------------       ------------       ------------       ------------       ------------
Net loss                            $ (1,256,910)      $ (1,163,978)      $ (2,444,305)      $ (4,813,539)      $(19,809,641)
                                    ============       ============       ============       ============       ============



Net loss per share                  $       (.13)      $       (.14)      $      (.25)       $       (.65)
                                    ============       ============       ============       ============


Weighted average number
 of shares outstanding (Note 3)       10,011,308          8,189,669          9,929,004          7,374,613
                                    ============       ============       ============       ============
















    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)


                                                                           Six Months ended June 30,      Period from June 12,
                                                                        -------------------------------   1990 (Inception) to
                                                                             1997               1996         June 30, 1997
                                                                        ------------       ------------      -------------
Operating activities:
Net loss .........................................................      $ (2,444,305)      $ (4,813,539)      $(19,809,641)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Recognition of gain/loss on investments ......................              --                 --                3,316
    Depreciation and amortization ................................           109,098             65,834            833,858
    Writedown of license agreement ...............................              --                 --               45,200
    Acquired research & development (Note 5) .....................              --            3,062,913          3,062,913
    Issuance of convertible notes for services ...................              --                 --              220,474
    Issuance of stock for services ...............................              --                2,944            161,445
    Compensation expense related to stock options and
    warrants granted .............................................            89,980             15,028            369,509
    Compensation expense related to forgiveness of stock
    subscriptions receivable .....................................            16,667               --               16,667
    Changes in operating assets and liabilities:
     Prepaid expenses and other assets ...........................          (132,715)           133,470           (215,466)
     Restricted cash .............................................            (4,819)              --               45,688
     Accounts payable and accrued expenses .......................           (57,906)           189,434            421,591
                                                                        ------------       ------------       ------------
                         Net cash used in operating activities ...        (2,424,000)        (1,343,916)       (14,844,446)
                                                                        ------------       ------------       ------------

Investing activities:
Payment of acquisition related fees & expenses ...................              --             (130,842)          (128,842)
Purchases of available-for-sale securities .......................              --                 --           (1,103,193)
Maturities of available-for-sale securities ......................              --                 --            1,099,877
Purchases of fixed assets ........................................            (8,988)              --             (140,218)
Acquisition of license agreements ................................              --                 --             (160,078)
                                                                        ------------       ------------       ------------
                         Net cash used in investing activities ...            (8,988)          (130,842)          (432,454)
                                                                        ------------       ------------       ------------


Financing activities:
Proceeds from issuance of convertible notes and notes
payable ..........................................................              --                 --            4,488,650
Repayment of notes payable .......................................              --                 --             (640,000)
Proceeds from issuance of Common Stock ...........................              --                2,000          4,912,031
Repurchase of common stock .......................................              --                 --                  (45)
Proceeds from issuance of Preferred Stock ........................              --            2,571,429         14,800,038
Increase in debt issuance costs ..................................              --                 --             (469,950)
Increase in deferred financing costs .............................              --             (105,045)              --
                                                                        ------------       ------------       ------------
                         Net cash provided by financing activities              --            2,468,384         23,090,724
                                                                        ------------       ------------       ------------

Increase (Decrease) in cash and cash equivalents .................        (2,432,988)           993,626          7,813,824
Cash and cash equivalents at beginning of period .................        10,246,812            734,296               --
                                                                        ------------       ------------       ------------
Cash and cash equivalents at end of period .......................      $  7,813,824       $  1,727,922       $  7,813,824
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

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

1.   Company Background

     Sparta Pharmaceuticals, Inc. (formerly MediRx Pharmaceuticals, Inc.) (the "Company"), a development stage company incorporated in 1990, is engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life threatening diseases, including cancer, cardiovascular disorders and acute inflammation.

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

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Early application is prohibited, although footnote disclosure of pro forma EPS amounts is required. Since the Company has incurred losses in the three months and six months ended June 30, 1997 and 1996, there is no difference between pro forma basic EPS and the net loss per share as reported.

 4.  Shareholders' Equity

     The Company's Series B' Convertible Preferred Stock, par value $.001 per share ("Series B' Preferred Stock") is convertible at any time at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $1.50 per share such that 10,000 shares of the Company's Series B' Preferred Stock are convertible into 66,667 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. On August 23, 1997 the conversion rate of the Series B' Preferred Stock into shares of Common Stock will be subject to increase if the average closing bid price of the Common Stock for the 30 consecutive trading days immediately prior to August 23, 1997 is not greater than $1.95 per share, but in no event will the conversion price be adjusted below 50% of the currently applicable conversion price. The outstanding Series B' Preferred Stock is currently convertible into 9,386,507 shares of Common Stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception in June 1990, the Company has been engaged in acquiring and developing technologies and drug candidates for the treatment of cancer and viral diseases and, through its acquisition of the assets and business of Lexin Pharmaceutical Corporation ("Lexin"), cardiovascular disorders and acute inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of June 30, 1997, the Company's accumulated deficit was $19,809,641.

General

     In July 1997, Sparta announced that the United States Patent and Trademark Office granted United States Patent #5,637,479 submitted by Dr. Harvey Rubin and colleagues of The University of Pennsylvania ("Penn"), which patent relates to a method of modulating DNA binding activity of recombinant alpha-1-antichymotrypsin and other serine protease inhibitors. The Company has an exclusive license to over sixty compounds covered in six U.S. patents issued to Penn, including the aforementioned patent. On July 8, 1997, the Company announced the initiation of Phase I clinical trials using SpartajectTM busulfan in bone marrow transplant patients, at Hammersmith Hospital in London, England by its licensee in Europe. On July 22, 1997, the Company announced the initiation of Phase I clinical trials for its 5-FP, an oral pro-drug of the widely used chemotherapeutic 5-FU (5-fluorouracil). The Company continued its efforts to increase patient accrual in both its SpartajectTM Busulfan and RII Retinamide clinical trials through the opening of new sites in both trials.

Results of Operations

Three Months Ended  June 30, 1996 and 1997

     Revenue increased from $28,871 for the three months ended June 30, 1996 to $124,469 for the three months ended June 30, 1997 due primarily to a higher level of interest income. Interest income increased from $28,871 in the second quarter of 1996 to $118,463 in the second quarter of 1997 due to a higher level of funds available for investment as a result of a private placement which occurred in August 1996. Interest income is likely to decrease in subsequent quarters as funds are consumed by the operations of the Company, unless the Company is able to secure additional funding. The Company recorded contract revenues of $6,006 for the three months ended June 30, 1997 related to a feasibility study being conducted for a pharmaceutical company. The amount of revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses increased from $741,144 in the second quarter of 1996 to $993,587 in the second quarter of 1997. This increase is attributable to greater outside development expenditures on certain drug candidates and increased personnel expenses incurred during the second quarter of 1997, partially offset by decreased facilities expenditures as a result of the sublease of a portion of the Company's office facility in 1997. Subject to the availability of funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical activity, clinical trials, and regulatory activities increase.

     General and administrative expenses decreased from $451,705 in the second quarter of 1996 to $387,792 in the second quarter of 1997. This decrease is principally due to a decrease in financial advisory fees, a decrease in personnel expenses, a decrease in professional fees, and a decrease in facilities expenditures as a result of the sublease of a portion of the Company's office facility in 1997, offset by increased expenditures in the areas of public relations and employee recruiting.

     The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

Six Months Ended  June 30, 1996 and 1997

     Revenue increased from $47,584 for the six months ended June 30, 1996 to $266,596 for the six months ended June 30, 1997 due primarily to a higher level of interest income. Interest income increased from $47,584 for the first six months of 1996 to $244,090 for the first six months of 1997 due to a higher level of funds available for investment as a result of a private placement which occurred in August 1996. Interest income is likely to decrease in subsequent periods as funds are consumed by the operations of the Company, unless the Company is able to secure additional funding. The Company recorded contract revenues of $22,506 for the six months ended June 30, 1997 related to a feasibility study being conducted for a pharmaceutical company. The amount of revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses increased from $1,034,002 for the first six months of 1996 to $1,979,963 for the first six months of 1997. This increase is attributable to greater outside development expenditures on certain drug candidates, increased legal expenses, primarily for patent filings, and increased personnel and facility-related expenses resulting from the acquisition, on March 15, 1996, of the business and assets of Lexin. Subject to the availability of funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical activity, clinical trials, and regulatory activities increase.

     General and administrative expenses decreased from $764,208 for the first six months of 1996 to $730,938 for the first six months of 1997. This decrease is due to a decrease in financial advisory fees and professional fees, partially offset by an increase in public relations expenses, increased expenditures in the areas of personnel and facility-related expenses as a result of the Lexin purchase, and increased expenses for employee recruiting.

     In connection with the Lexin purchase, the Company recorded a one-time charge to the first quarter 1996 Statement of Operations of $3,062,913 for acquired research and development.

Liquidity and Capital Resources

     The Series B' Preferred Stock is convertible at any time at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $1.50 per share such that 10,000 shares of the Company's Series B' Preferred Stock are convertible into 66,667 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least
66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. On August 23, 1997 the conversion rate of the Series B' Convertible Preferred Stock into shares of Common Stock will be subject to increase if the average closing bid price of the Common Stock for the 30 consecutive trading days immediately prior to August 23, 1997 is not greater than $1.95 per share, but in no event will the conversion price be adjusted below 50% of the currently applicable conversion price. The outstanding Series B' Preferred Stock is currently convertible into 9,386,507 shares of Common Stock.

     The Company has used $14,844,446 to fund operations from inception through June 30, 1997. The Company has financed its operations to date from the proceeds of its initial public offering in June and July 1994, private placements of equity and convertible debt securities and investment income. In 1997, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate of $182,000, of which $27,000 had been paid as of July 22, 1997. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to $80,000 based on the fulfillment of certain benchmarks. This agreement is denominated in a foreign currency and is subject to the fluctuations of exchange rates.

     The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments in cash, and under the terms of one agreement, with a combination of cash and Common Stock. The Company anticipates making aggregate payments of approximately $878,000 during the terms of the agreements that were in effect as of July 22, 1997. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with two of its executive officers and a former executive officer as well as certain consulting agreements which provide for aggregate annual, minimum payments of $549,000 and $162,000, respectively, of which $287,000 is still owed as of July 22, 1997. The Company is a party to an operating lease agreement which will require the Company to make payments of approximately $100,000 in 1997, of which approximately $56,000 has already been paid. The agreement also requires the Company to pay a certain amount of contingent rentals based upon operating, maintenance, management, and repair expenses incurred by the lessor.

     As of June 30, 1997, the Company had cash and cash equivalents of $7,813,824, accounts payable and accrued expenses of $571,591, and working capital of $7,457,699.

     The Company currently anticipates that the available cash, cash equivalents, and investments will be sufficient to fund operations through the second quarter of 1998. However, the Company may be required to obtain additional financing to continue operations during such period in the event of cost overruns or unanticipated expenses. Continuing development of the Company's product candidates is critical and will require substantial additional funds to finance such activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors, including, but not limited to, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has no current commitment to obtain additional funding and is unable to state the amount or potential source of such additional funds. Moreover, because of the Company's potential long-term capital requirements, it may undertake additional equity offerings whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate research and development programs, capital expenditures, and other operating expenses. The Company may be required to obtain funds through arrangements with collaborative partners that may require the Company to relinquish certain material rights to its products that it would not otherwise relinquish.

     Continued inclusion of the Company's Common Stock for quotation on the Nasdaq SmallCap Market will require that (i) the Company maintain at least $2,000,000 in total assets and $1,000,000 in capital and surplus, (ii) the minimum bid price for the Common Stock be at least $1.00 per share (unless it maintains a public float of at least $1,000,000 and $2,000,000 in capital and surplus), (iii) the public float consist of at least 100,000 shares of Common Stock, valued in the aggregate at more than $200,000, (iv) the Common Stock have at least two active market makers and (v) the Common Stock be held by at least 300 holders. Although the Company currently meets the listing criteria and has no reason to believe that it will not continue to meet such criteria, there can be no assurance that future events will not result in the Company's failure to meet all of the criteria for continued listing. In such event, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board", and it would be more difficult to dispose of the securities or to obtain as favorable a price for the securities. Consequently, the liquidity of the securities could be impaired, not only in the number of securities that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company, which could result in lower prices for the securities than might otherwise be attained and in a larger spread between the bid and asked prices for the securities.

     This quarterly report contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are made based on management's current expectations and beliefs, and actual results may vary from those currently anticipated based upon a number of factors, including uncertainties inherent in the drug development process, including clinical trials. The Company undertakes no obligation to release publicly any revisions which may be made to reflect events or circumstances after the date hereof.

PART II-OTHER INFORMATION

ITEM 2.    Changes in Securities

     (c) On May 15, 1997 the Company issued warrants to purchase up to 250,000 shares of Common Stock to Park Avenue Consulting Group, Inc. ("Park Avenue"). The warrants were issued as partial consideration in exchange for consulting services to be performed by Park Avenue during the year following grant of the warrants. The aggregate value of the warrants is $60,000 as estimated by using the Black-Scholes option-pricing model assuming an expected dividend yield of 0%, an expected stock price volatility of 70%, an expected life of option of 3 years and a risk-free interest rate based on the 3 year treasury bond yield on the date of grant. The warrants were issued pursuant to section 4(2) of the Securities Act of 1933 inasmuch as the warrants were issued by the issuer in a transaction not involving a public offering. The warrants are exercisable for five years following the date of grant at the following prices: 150,000 shares at $ 11/16 per share, and 100,000 shares at $ 1 1/4 per share.

ITEM 4.    Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of the shareholders of Sparta Pharmaceuticals, Inc. was held on June 17, 1997.

     (b) Election of Directors. William M. Sullivan, Professor Sir John Vane, and Colin B. Bier, Ph.D. were re- elected to the Board of Directors in an uncontested election.

         Votes were cast as follows:

         For all candidates: 11,056,272
         Withheld for each candidate: 148,651

     (c)  Matters Voted Upon:

     Proposal to increase by 500,000 shares the aggregate number of shares for which stock rights may be granted under the 1991 Stock Plan.

         Votes were cast as follows:

         For: 10,866,632
         Against: 299,635
         Abstain: 35,920
         Broker non-votes: 2,736

     Proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock by 30,000,000 shares to 72,000,000 shares.

         Votes were cast as follows:

         For: 10,899,466
         Against: 271,701
         Abstain: 31,020
         Broker non-votes: 2,736

     Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997.

         Votes were cast as follows:

         For: 11,102,756
         Against: 24,667
         Abstain: 77,500
         Broker non-votes: None

ITEM 5.    Other Information

     On July 1, 1997, Sparta issued the press release filed as Exhibit 99.15 hereto announcing the grant by the United States Patent and Trademark Office of United States Patent #5,637,479 submitted by Dr. Harvey Rubin and colleagues of The University of Pennsylvania.

     On July 8, 1997, Sparta issued the press release filed as Exhibit 99.16 hereto announcing the initiation of Phase I clinical trials using SpartajectTM busulfan in bone marrow transplant patients, at Hammersmith Hospital in London, England, under the direction of Orphan Europe SARL.

     On July 22, 1997, Sparta issued the press release filed as Exhibit 99.17 hereto announcing the initiation of clinical trials for Sparta's 5-FP, an oral pro-drug of the widely used chemotherapeutic 5-FU (5 fluorouracil).

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.       Description

    3.4           -- Restated Certificate of Incorporation
    10.30A        -- 1991 Stock Plan, as amended
    10.91         -- Nonqualified Stock Option Agreement, dated as of June 17, 1997, between the Registrant and
                     Sir John Vane, FSR
    10.92         -- Nonqualified Stock Option Agreement, dated as of June 17, 1997, between the Registrant and
                     Peter Barton Hutt
    10.93         -- Nonqualified Stock Option Agreement, dated as of June 17, 1997, between the Registrant and
                     Dr. Colin Bier
    27            -- Financial Data Schedule
    99.15         -- Press Release, dated as of July 1, 1997, announcing the grant by the United States Patent and
                     Trademark Office of United States Patent #5,637,479 submitted by Dr. Harvey Rubin and colleagues of The University of Pennsylvania
    99.16         -- Press Release, dated as of July 8, 1997, announcing the initiation of Phase I clinical trials using
                     SpartajectTM busulfan in bone marrow transplant patients, at Hammersmith Hospital in London,
                     England, under the direction of Orphan Europe SARL
    99.17         -- Press Release, dated as of July 22, 1997, announcing the initiation of clinical trials for Sparta's
                     5-FP, an oral pro-drug of the widely used chemotherapeutic 5-FU (5-fluorouracil)

       ---------------
       (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter:

       None.

Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Sparta Pharmaceuticals, Inc.


 August 7, 1997                           By:    /s/ Jerry B. Hook
---------------                                ---------------------
 Date                                     Jerry B. Hook, Ph.D.
                                          President and Chief Executive Officer
                                          (principal  executive officer)




 August 7, 1997                           By:    /s/ Ronald H. Spair
---------------                                ---------------------
 Date                                     Ronald H. Spair
                                          Vice President and Chief Financial
                                          Officer  (principal financial officer)