Form 10-Q
period 1997-09-30
SPARTA PHARMACEUTICALS INC
filed 1997-11-07
CIK 884019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1997; or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.  For the transition period
         from          to        .
              --------    -------

                             Commission File Number
                                     0-23076

                          Sparta Pharmaceuticals, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                               56-1755527
     ------------------------             ---------------------------------
     (State of incorporation)             (IRS Employer Identification No.)


                         111 Rock Rd. Horsham, PA 19044
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 442-1700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 22, 1997, there were outstanding 14,001,396 shares of Common Stock, $.001 par value per share.

                                    FORM 10-Q

                                QUARTERLY REPORT



                                      INDEX


Part I.   FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                                -------
          Item 1.   Financial Statements (unaudited):
                    Balance Sheets as of September 30, 1997 and December 31, 1996                                   3
                    Statements of Operations for the three-month periods and for the nine-month periods ended September 30, 1997 and 1996 and for the period from
                        June 12, 1990 (inception) to September 30, 1997                                             4
                    Statements of Cash Flows for the nine-month periods ended September 30,
                        1997 and 1996 and for the period from June 12, 1990 (inception) to
                        September 30, 1997                                                                          5
                    Notes to Financial Statements                                                                   6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                     7


Part II.  OTHER INFORMATION

          Item 2.   Changes in Securities                                                                          11

          Item 5.   Other Information                                                                              11

          Item 6.   Exhibits and Reports on Form 8-K                                                               11


SIGNATURES                                                                                                         13


PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                                                     September 30,           December 31,
Assets                                                                   1997                    1996
                                                                    ------------            ------------
Current assets:
  Cash and cash equivalents                                         $  6,998,879            $ 10,246,812
  Prepaid expenses and other assets                                      234,555                  82,751
                                                                    ------------            ------------
         Total current assets                                          7,233,434              10,329,563

Fixed assets, net                                                        380,811                 518,393
Other assets:
  License agreements, net of amortization
    of $89,673 in 1997 and $73,303 in 1996                                25,115                  41,485
  Restricted Cash                                                        146,433                 196,842
                                                                    ------------            ------------
                                                                    $  7,785,793            $ 11,086,283
                                                                    ============            ============
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                             $    573,318            $    629,497
                                                                    ------------            ------------
         Total current liabilities                                       573,318                 629,497

Shareholders' equity:
  Preferred Stock, not designated, $.001 par value;
    authorized and unissued 8,288,484 shares                                --                      --
  Series B' Convertible Preferred Stock, $.001 par value;
    authorized 2,711,516 shares; issued and outstanding
    1,196,991 shares in 1997 and 1,487,146 shares in 1996                  1,197                   1,487
  Common Stock, $.001 par value; authorized 72,000,000
    shares; issued and outstanding 13,230,873 shares in
    1997 and 9,587,717 shares in 1996                                     13,231                   9,588
  Additional paid-in capital                                          28,407,266              28,176,356
  Stock subscriptions receivable                                        (133,333)               (200,000)
  Deferred compensation                                                 (154,088)               (165,309)
  Deficit accumulated during the development stage                   (20,921,798)            (17,365,336)
                                                                    ------------            ------------
         Total shareholders' equity                                    7,212,475              10,456,786
                                                                    ------------            ------------
                                                                    $  7,785,793            $ 11,086,283
                                                                    ============            ============

    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                Three Months Ended                     Nine Months Ended               Period From
                                                    September 30,                          September 30,              June 12, 1990
                                      -----------------------------------     --------------------------------       (Inception) to
                                                                                                                       September 30,
                                              1997               1996                1997                1996               1997
                                              ----               ----                ----                ----               ----
Revenue:
  Contract revenue                    $     16,568        $       --          $     39,074        $       --          $    166,944
  Interest income                          108,071             101,197             352,161             148,781             940,553
                                      ------------        ------------        ------------        ------------        ------------
       Total revenue                       124,639             101,197             391,235             148,781           1,107,497

Operating expenses:
  Research and development                 865,011             834,199           2,844,974           1,868,201          12,026,121
  General and administrative               371,785             251,737           1,102,723           1,015,945           6,940,261
  Charge for acquired research
   and development (Note 5)                   --                  --                  --             3,062,913           3,062,913
                                      ------------        ------------        ------------        ------------        ------------
Net loss                              $ (1,112,157)       $   (984,739)       $ (3,556,462)       $ (5,798,278)       $(20,921,798)
                                      ============        ============        ============        ============        ============


Net loss per share                    $       (.10)       $       (.12)       $       (.35)       $       (.76)
                                      ============        ============        ============        ============

Weighted average number
 of shares outstanding (Note 3)         10,647,734           8,192,195          10,158,036           7,649,130
                                      ============        ============        ============        ============

    The accompanying notes are an integral part of the financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                        Nine Months ended September 30,    Period from June 12, 1990
                                                                        -----------------------------------     (Inception) to
                                                                             1997                 1996         September 30, 1997
                                                                        ----------------     --------------    ------------------
Operating activities:
Net loss                                                                 $ (3,556,462)       $ (5,798,278)       $(20,921,798)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Recognition of gain/loss on investments                                      --                  --                 3,316
    Depreciation and amortization                                             162,940             117,093             887,700
    Writedown of license agreement                                               --                  --                45,200
    Acquired research & development (Note 5)                                     --             3,062,913           3,062,913
    Issuance of convertible notes for services                                   --                  --               220,474
    Issuance of stock for services                                             60,514               3,694             221,959
    Compensation expense related to stock options and
    warrants granted                                                          104,970              27,909             384,499
    Compensation expense related to forgiveness of stock
    subscriptions receivable                                                   66,667                --                66,667
    Changes in operating assets and liabilities:
     Prepaid expenses and other assets                                       (151,804)            110,853            (234,555)
          Restricted cash                                                      50,409              52,898             100,916
     Accounts payable and accrued expenses                                    (56,179)             29,989             423,318
                                                                         ------------        ------------        ------------
              Net cash used in operating activities                        (3,318,945)         (2,392,929)        (15,739,391)
                                                                         ------------        ------------        ------------
Investing activities:
Payment of acquisition related fees & expenses                                   --              (130,842)           (128,842)
Purchases of available-for-sale securities                                       --                  --            (1,103,193)
Maturities of available-for-sale securities                                      --                  --             1,099,877
Purchases of fixed assets                                                      (8,988)            (11,226)           (140,218)
Acquisition of license agreements                                                --                  --              (160,078)
                                                                         ------------        ------------        ------------
              Net cash used in investing activities                            (8,988)           (142,068)           (432,454)
                                                                         ------------        ------------        ------------

Financing activities:
Proceeds from issuance of convertible notes and notes
payable                                                                          --                  --             4,488,650
Repayment of notes payable                                                       --                  --              (640,000)
Proceeds from issuance of Common Stock                                         80,000               2,000           4,992,031
Repurchase of Common Stock                                                       --                  --                   (45)
Proceeds from issuance of Preferred Stock                                        --            13,333,607          14,800,038
Increase in debt issuance costs                                                  --                  --              (469,950)
                                                                         ------------        ------------        ------------
              Net cash provided by financing activities                        80,000          13,335,607          23,170,724
                                                                         ------------        ------------        ------------
Increase (Decrease) in cash and cash equivalents                           (3,247,933)         10,800,610           6,998,879
Cash and cash equivalents at beginning of period                           10,246,812             734,296                --
                                                                         ------------        ------------        ------------
Cash and cash equivalents at end of period                               $  6,998,879        $ 11,534,906        $  6,998,879
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

     The Company has generated no product revenues to date and has incurred losses since its inception. The Company anticipates incurring additional losses over at least the next several years and such losses are expected to increase as the Company expands its research and development activities. Substantial financing will be needed by the Company to fund its operations and to develop its products commercially. There is no assurance that such financing will be available when needed. Operations of the Company are subject to certain risks and uncertainties including, among others, uncertainty of product development, technological uncertainty, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, marketing and sales capability and experience, limited clinical trial experience, and dependence on key personnel.

2.   Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Results for the interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

3.   Net Loss Per Share of Common Stock

     The net loss per share amounts are presented in accordance with Accounting Principles Bulletin No. 15. Under this guidance, options, warrants, convertible debt and securities and other common stock equivalents are not considered outstanding as their effect would be anti-dilutive for both primary and fully diluted earnings per share computations.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Early application is prohibited, although footnote disclosure of pro forma EPS amounts is required. Since the Company has incurred losses in the three months and nine months ended September 30, 1997 and 1996, there is no difference between pro forma basic EPS and the net loss per share as reported.

 4.  Shareholders' Equity

     The Company's Series B' Convertible Preferred Stock, par value $.001 per share ("Series B' Preferred Stock") is convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion price of $.75 per share, effective August 23, 1997, such that 10,000 shares of the Company's Series B' Preferred Stock are convertible into 133,333 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. The Company has the option to order mandatory conversion of the Series B' Preferred Stock into fully paid shares of Common Stock if the closing price of the Common Stock exceeds $1.50 for 20 out of any 30 consecutive trading days. At September 30, 1997, the outstanding Series B' Preferred Stock was convertible into 15,959,481 shares of Common Stock. Due to the adjustment to the conversion rate of the Series B' Preferred Stock, the number of shares of Common Stock which can be purchased under the Placement Agent Warrants which were issued as a result of the placement of the Series B' Preferred Stock has been increased by 1,131,000 shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception in June 1990, the Company has been engaged in acquiring and developing technologies and drug candidates for the treatment of cancer and viral diseases and, through its acquisition of the assets and business of Lexin Pharmaceutical Corporation ("Lexin"), cardiovascular disorders and acute inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of September 30, 1997, the Company's accumulated deficit was $20,921,798.

General

     In September 1997, Sparta announced the appointment of Dr. Martin Rose to the position of Vice President, Clinical and Regulatory Affairs. Dr. Rose has broad experience in the pharmaceutical industry, most recently as Vice President, Drug Development of Quintiles Worldwide Strategic Consulting. In September 1997, the Company announced the award of a Phase II Small Business Innovation Research (SBIR) Grant from the National Institute of Neurological Disorders and Stroke (NINDS) for $750,000. This grant will fund the continuing development of the Company's most advanced serine protease inhibitor, LEX 032, for the treatment of reperfusion injury, and will extend over two years. In October 1997, the Company announced that the United States Patent and Trademark Office has granted United States Patent #5,674,708 submitted by Dr. Harvey Rubin and colleagues of The University of Pennsylvania (Penn). The patent is entitled, "a-1-Antichymotrypsin Analogues Having Elastase Inhibitory Activity". This is the seventh United States patent to be granted through Sparta's collaboration with Penn.

Results of Operations

Three Months Ended  September 30, 1996 and 1997

     Revenue increased from $101,197 for the three months ended September 30, 1996 to $124,639 for the three months ended September 30, 1997 due primarily to a higher level of contract revenue. The Company recorded contract revenues of $16,568 for the three months ended September 30, 1997 related to a feasibility study being conducted for a pharmaceutical company. Interest income increased from $101,197 in the third quarter of 1996 to $108,071 in the third quarter of 1997 due to a higher level of funds available for investment as a result of a private placement concluded in August 1996. Interest income is likely to decrease in subsequent quarters unless the Company is able to secure additional funding, as funds are consumed by the operations of the Company. The amount of revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses increased from $834,199 in the third quarter of 1996 to $865,011 in the third quarter of 1997. This increase is attributable to increased legal expenses, primarily for patent filings, incurred during the third quarter of 1997, partially offset by decreased facilities expenditures as a result of the sublease of a portion of the Company's office facility in 1997. Subject to the availability of funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical activity, clinical trials, and regulatory activities increase.

     General and administrative expenses increased from $251,737 in the third quarter of 1996 to $371,785 in the third quarter of 1997. This increase is principally due to an increase in personnel expenses and investor/public relations.

     The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

Nine Months Ended  September 30, 1996 and 1997

     Revenue increased from $148,781 for the nine months ended September 30, 1996 to $391,235 for the nine months ended September 30, 1997 due primarily to a higher level of interest income. Interest income increased from $148,781 for the first nine months of 1996 to $352,161 for the first nine months of 1997 due to a higher level of funds available for investment as a result of a private placement concluded in August 1996. Interest income is likely to decrease in subsequent periods unless the Company is able to secure additional funding, as funds are consumed by the operations of the Company. The Company recorded contract revenues of $39,074 for the nine months ended September 30, 1997 related to a feasibility study being conducted for a pharmaceutical company. The amount of revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses increased from $1,868,201 for the first nine months of 1996 to $2,844,974 for the first nine months of 1997. This increase is attributable to greater outside development expenditures on certain drug candidates, increased legal expenses, primarily for patent filings, and increased personnel and facility-related expenses resulting from the acquisition, on March 15, 1996, of the business and assets of Lexin. Subject to the availability of funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical activity, clinical trials, and regulatory activities increase.

     General and administrative expenses increased from $1,015,945 for the first nine months of 1996 to $1,102,723 for the first nine months of 1997. This increase is due to an increase in investor/public relations expenses and increased personnel expenditures, partially offset by a decrease in financial advisory fees and professional fees.

     In connection with the Lexin purchase, the Company recorded a one-time charge to the first quarter 1996 Statement of Operations of $3,062,913 for acquired research and development.

Liquidity and Capital Resources

     The Series B' Preferred Stock is convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion price of $.75 per share, effective August 23, 1997, such that 10,000 shares of the Company's Series B' Preferred Stock are convertible into 133,333 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. The Company has the option to order mandatory conversion of the Series B' Preferred Stock into fully paid shares of Common Stock if the closing price of the Common Stock exceeds $1.50 for 20 out of any 30 consecutive trading days. At September 30, 1997, the outstanding Series B' Preferred Stock was convertible into 15,959,481 shares of Common Stock. Due to the adjustment to the conversion rate of the Series B' Preferred Stock, the number of shares of Common Stock which can be purchased under the Placement Agent Warrants which were issued as a result of the placement of the Series B' Preferred Stock has been increased by 1,131,000 shares. Terms of the Class C Common Stock Warrants remain unchanged.

     The Company has used $15,739,391 to fund operations from inception through September 30, 1997. The Company has financed its operations to date from the proceeds of its initial public offering in June and July 1994, private placements of equity and convertible debt securities and investment income. In 1997, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate amount of $182,000, of which $27,000 had been paid as of October 22, 1997. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to $78,000 based on the fulfillment of certain benchmarks. This agreement is denominated in a foreign currency and is subject to the fluctuation of exchange rates.

     The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments in cash, and under the terms of one agreement, with a combination of cash and Common Stock. The Company anticipates making aggregate payments of approximately $900,000 during the terms of the agreements that were in effect as of October 22, 1997. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with three of its executive officers and a former executive officer as well as certain consulting agreements which provide for aggregate annual, minimum payments of $660,000 and $162,000, respectively, of which $173,000 is still owed as of October 22, 1997. The Company is a party to an operating lease agreement which will require the Company to make payments of approximately $100,000 in 1997, of which approximately $82,000 has already been paid. The agreement also requires the Company to pay a certain amount of contingent rentals based upon operating, maintenance, management, and repair expenses incurred by the lessor.

     As of September 30, 1997, the Company had cash and cash equivalents of $6,998,879, accounts payable and accrued expenses of $573,318, and working capital of $6,660,116.

     The Company currently anticipates that the available cash, cash equivalents, and investments will be sufficient to fund operations through the third quarter of 1998. However, the Company may be required to obtain additional financing to continue operations during such period in the event of cost overruns or unanticipated expenses. Continuing development of the Company's product candidates is critical and will require substantial additional funds to finance such activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors, including, but not limited to, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has no current commitment to obtain additional funding and is unable to state the amount or potential source of such additional funds. Moreover, because of the Company's potential long-term capital requirements, it may undertake additional equity offerings whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate research and development programs, capital expenditures, and other operating expenses. The Company may be required to obtain funds through arrangements with collaborative partners that may require the Company to relinquish certain material rights to its products that it would not otherwise relinquish.

     As of February 23, 1998, continued inclusion of the Company's Common Stock for quotation on the Nasdaq SmallCap Market will require that (i) the Company maintain at least $2,000,000 in net tangible assets, $35,000,000 in market capitalization, or $500,000 in net income, (ii) the minimum bid price for the Common Stock be at least $1.00 per share, (iii) the public float consist of at least 500,000 shares of Common Stock, valued in the aggregate at more than $1,000,000, (iv) the Common Stock have at least two active market makers and (v) the Common Stock be held by at least 300 holders. The Company does not currently meet the minimum bid price requirement of $1. In the event that the Company does not meet all of the requirements for continued listing as of February 23, 1998, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board", and it would be more difficult to dispose of the securities or to obtain as favorable a price for the securities. Consequently, the liquidity of the securities could be impaired, not only in the number of securities that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company, which could result in lower prices for the securities than might otherwise be attained and in a larger spread between the bid and asked prices for the securities.

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

PART II-OTHER INFORMATION
-------------------------

ITEM 2.    Changes in Securities and Use of Proceeds

  (a) On August 23, 1997, the Series B' Preferred Stock conversion ratio was adjusted. Previously, the conversion price was $1.50 per share such that 10,000 shares of the Company's Series B' Preferred Stock were convertible into 66,667 shares of the Company's Common Stock. The new conversion price is $.75 per share such that 10,000 shares of the Company's Series B' Preferred Stock are convertible into 133,333 shares of the Company's Common Stock. At September 30, 1997, the outstanding Series B' Preferred Stock was convertible into 15,959,481 shares of Common Stock. Due to the adjustment to the conversion rate of the Series B' Preferred Stock, the number of shares of Common Stock that can be purchased under the Placement Agent Warrants which were issued in connection with the placement of the Series B' Preferred Stock has been increased by 1,131,000 shares.

  (c) The Company issued an aggregate of 35,504 shares of Common Stock on August 25 and September 18, to CATO Holdings Corp. and the principals of the Caplan-Taylor Group in exchange for services performed by those companies over the course of the past year. The aggregate amount of consideration received by the Company in the form of services rendered was $60,514. The aforementioned Common Stock issued by the Company was issued pursuant to section 4(2) of the Securities Act of 1933 inasmuch as the stock was issued by the issuer in a transaction not involving a public offering.

ITEM 5.    Other Information

     On August 25, 1997, Sparta issued the press release filed as Exhibit 99.18 hereto announcing that the conversion price of its outstanding Series B' Preferred Stock into shares of Common Stock was adjusted from $1.50 per share to $.75 per share.

     On September 18, 1997, Sparta issued the press release filed as Exhibit
     99.19 hereto announcing that Dr. Martin Rose has joined the Company as Vice President, Clinical and Regulatory Affairs.

     On September 22, 1997, Sparta issued the press release filed as Exhibit
     99.20 hereto announcing that the Company has been awarded a Phase II Small Business Innovation Research (SBIR) Grant by the National Institute of Neurological Disorders and Stroke (NINDS).

     On October 17, 1997, Sparta issued the press release filed as Exhibit 99.21 hereto announcing that the United States Patent and Trademark Office has granted United States Patent #5,674,708 submitted by Dr. Harvey Rubin and colleagues of the University of Pennsylvania.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.       Description
-----------       -----------

    10.94 -- Employment Agreement, dated September 15, 1997, between the Registrant and Martin Rose
    10.95 -- Incentive Stock Option Agreement, dated as of September 15, 1997, between the Registrant and Martin Rose
    27    -- Financial Data Schedule
    99.18 -- Press Release, dated as of August 25, 1997 announcing that the conversion price of the Registrant's outstanding Series B' Preferred Stock into shares of Common Stock was adjusted from $1.50 per share to $.75 per share
    99.19 -- Press Release, dated as of September 18, 1997 announcing that Dr. Martin Rose has joined the

                    Company as Vice President, Clinical and Regulatory Affairs
    99.20     --    Press Release, dated as of September 22, 1997 announcing
                    that the Company has been awarded a Phase 2 Small Business
                    Innovation Research (SBIR) Grant by the National Institute
                    of Neurological Disorders and Stroke (NINDS)
    99.21     --    Press Release, dated as of October 17, 1997 announcing that the United States Patent and Trademark Office has granted
                    United States Patent #5,674,708 submitted by Dr. Harvey
                    Rubin and colleagues of the University of Pennsylvania
         ---------------
       (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter:

       None.

Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Sparta Pharmaceuticals, Inc.


 November 6, 1997                       By: /s/ Jerry B. Hook
-----------------                           ---------------------------------
 Date                                   Jerry B. Hook, Ph.D.
                                        President and Chief Executive Officer
                                        (principal  executive officer)




 November 6, 1997                       By: /s/ Ronald H. Spair
-----------------                           ---------------------------------
 Date                                   Ronald H. Spair
                                        Sr. Vice President and Chief Financial
                                        Officer  (principal financial officer)

EXHIBIT 10.94
-------------

                              EMPLOYMENT AGREEMENT

                  EMPLOYMENT AGREEMENT (the "Agreement") dated as of September 15, 1997 between Sparta Pharmaceuticals, Inc., a Delaware corporation having its principal place of business located at 111 Rock Road, Horsham, PA 19044 (hereinafter called the "Company") and Martin Rose (hereinafter called the "Employee").

BACKGROUND
----------

         The Company deems it to be in its best interest to secure and retain the services of Employee and Employee desires to work for the Company upon the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual promises and undertakings herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

         I.Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby employs the Employee and the Employee hereby accepts employment by the Company. The term of this Agreement shall be for a period of one year commencing on September 15, 1997 (the "Commencement Date") through September 14, 1998 (such period, as it may be extended, the "Employment Period") unless sooner terminated in accordance with the provisions of Paragraph 4 of this Agreement. The Employment Period will be automatically extended on the first anniversary of the Commencement Date for successive one-year terms unless either the Employee or the Company shall have given written notice to the other of a desire that such automatic extension not occur, which notice was given no later than ninety (90) days prior to the relevant anniversary of the Commencement Date.

         II.Duties. The Employee is engaged hereunder as Vice President of Clinical and Regulatory Affairs at the Company, reporting to the Chief Executive Officer of the Company, and he agrees to perform the duties and services incident to that position, or such other or further duties and services of a similar nature as may be required of him by the Chief Executive Officer of the Company, the Board of Directors or his or its designee, including, without limitation, (i) the development and execution of all clinical development of the Company's products and the underlying regulatory strategy and (ii) guidance of preclinical development of the Company's products. The principal location at which the Employee will perform his duties hereunder will be the Company's principal offices in Horsham, Pennsylvania, or such other locations as the Company may designate. The Employee shall devote his full business time, attention, energies and best efforts to the performance of his duties hereunder and to the promotion of the business and interests of the Company and of any corporate subsidiaries or affiliated companies.

         III. Compensation and Other Benefits.
              -------------------------------

                  A. Salary. For all services rendered by the Employee under this Agreement, the Company agrees to pay the Employee a salary of $200,000 per annum (the "Base Salary"), payable on the usual and customary pay days of the Company, plus such additional compensation and bonuses as may be awarded from time to time to the Employee at the sole discretion of the Company.

                  B. Fringe Benefits. During the Employment Period, the Employee shall be entitled to participate in all of the Company's employee benefit plans, including all health, dental and retirement programs, which are made generally available by the Company to its executive officers.

                  C. Vacation. The Employee shall be entitled each year to a vacation of twenty (20) days, during which his compensation shall continue to be paid to him. Each vacation shall be taken by the Employee at such time or times as agreed upon in advance by the Company and Employee.

                  D. Housing Expenses.
                     ----------------

                           1.During the first year of the Employment Period, the
Company shall reimburse the Employee for all reasonable expenses incurred by Employee in connection with (A) the actual cost of rental housing for the Employee in the Horsham, Pennsylvania area and (B) travel to the Employee's home in Bethesda, Maryland (collectively, the "Temporary Housing Costs"); provided, however, that the Employee submit detailed vouchers and other records reasonably required by the Company in support of the amount and nature of such expenses and as may be required in order to permit such payments to be proper deductions to the Company under the Internal Revenue Code and the rules and regulations adopted pursuant thereto now or hereafter in effect (the "Reimbursement Documentation").

                           2. In the event the Employee decides to relocate to
the Horsham, Pennsylvania area within twenty-four (24) months from the Commencement Date and completes such move within thirty (30) months from the Commencement Date, the Company shall reimburse the Employee for all reasonable expenses incurred by Employee in connection with (A) the packing, moving and shipping of the Employee's personal belongings to the Horsham, Pennsylvania area and (B) the real estate commission paid by the Employee upon the sale of his Bethesda, Maryland home, minus fifty percent (50%) of the Temporary Housing Costs paid to the Employee pursuant to subsection (d)(i) above.

                  E. Reimbursement of Expenses. The Company shall reimburse the Employee for all reasonable expenses incurred by Employee in connection with his employment hereunder; provided, however, that such expenses were incurred in conformance with the policies of the Company, as established from time to time, and Employee submits the Reimbursement Documentation. Payment of such reimbursement shall be subject to receipt by the Company of Reimbursement Documentation.

                  F. Equity Participation. Within thirty (30) days of the Commencement Date, the Company shall grant to the Employee an option, under its 1991 Stock Plan (the "Plan"), to purchase up to 150,000 shares of Common Stock, par value $.001 per share ("Common Stock") of the Company, at an exercise price equal to the Fair Market Value (as defined in the Plan) of the Common Stock on the date of the grant (the "Option"). The Option shall vest (i.e., become exercisable) at the rate of twenty-five percent (25%) on each of the first four anniversaries of the Commencement Date, provided in each case that the Employee is employed by the Company on such anniversary, and on such terms and conditions as are more fully contained in the Company's Plan and in the Stock Option Agreement attached hereto as Exhibit A.

                  G. Taxes and Withholding. All compensation payable and other benefits provided under this Agreement shall be subject to customary withholding for income, F.I.C.A. and other employment taxes.

         IV.Termination of Employment.
         -----------------------------

                  A. Death of Employee. If Employee dies during the Employment Period, this Agreement shall terminate immediately and the Company shall have no further obligations hereunder except that the Company shall pay to Employee's estate the balance of his accrued and unpaid Base Salary, unreimbursed expenses pursuant to Paragraph

3(e), and his unused accrued vacation time through the termination date.

                  B.Disability of Employee. If Employee, in the reasonable opinion of the Company, is unable to perform his services by reason of incapacity, either physical or mental, for a period of thirteen consecutive weeks, or a period of thirteen weeks in one calendar year, or twenty weeks in any two year period, the Company shall have the right to terminate Employee's employment upon written notice to the Employee. If the Company decides to terminate Employee's employment under this section, the Company shall have no further obligations hereunder except that the Company shall pay to Employee the balance of his accrued and unpaid Base Salary, unreimbursed expenses pursuant to Paragraph 3(e), and his unused, accrued vacation time through the termination date. If the Company decides not to terminate Employee's employment as allowed under this section, the Company shall have the option of reducing the salary thereafter payable to Employee by the amount of payment the Employee receives pursuant to any disability program of the Company.

 C. Termination for Cause.
    ---------------------

        1.For purposes of this Agreement, "for cause" shall mean the following:

                 a)the commission by Employee of fraud, theft or misappropriation or embezzlement of Company funds;

                 b)the conviction of Employee for commission of a felony;

                 c)the repeated and consistent failure of Employee to be present at work, except as set forth above in connection with Employee's disability;

                 d)the commission by Employee of an act of, or omission of an act, that would constitute a material breach of this Agreement; or

                 e)negligence in the performance of his duties on behalf of the Company.

        2.Employee's employment under this Agreement shall terminate immediately upon written notice from the Company that the Company is terminating the Employee "for cause". Upon the

Company's termination of Employee "for cause", the Company shall have no further obligations hereunder except that the Company shall be required to pay to Employee the balance of his accrued and unpaid Base Salary, unreimbursed expenses pursuant to Section 3(e), and his unused, accrued vacation time through the termination date.

                  D. Termination Without Cause. The Company may terminate Employee's employment under this Agreement at any time upon thirty days' prior written notice to the Employee. In the event of a termination "without cause", the Company shall make payment to the Employee in accordance with Paragraph 5 below.

                  E. Termination by Employee. Employee may terminate his employment hereunder at any time upon not less than thirty days' prior written notice. Upon such termination by the Employee, the Company shall have no further obligations hereunder except that the Company shall be required to pay to Employee the balance of his accrued and unpaid Base Salary, unreimbursed expenses pursuant to Paragraph 3(e), and his unused, accrued vacation time through the termination date.

         V. Severance.
            ---------

                           1. In the event of the Company's termination of the
Employee "without cause", the Employee shall be entitled to receive Base Salary in the amount and manner provided in Paragraph 3(a) hereof commencing on the date written notice of termination is mailed to Employee and continuing for six
(6) months from the date of termination.

                           2. In the event of the Company's termination of the
Employee "without cause", the Company will continue to provide Employee with the same benefits provided to Employee prior to the termination of employment pursuant to Paragraph 3(b) for a period ending on the earlier of (A) six (6) months from the date of termination or (B) the date on which the Employee obtains full-time employment with any third party.

         VI. Non-Competition.
             ---------------

                  A. During the Employment Period and for a period of one year after the termination or expiration thereof, the Employee will not directly or indirectly:

                           1. as an individual proprietor, partner, stockholder,
officer, employee, director, joint venturer, investor, lender, or in any other capacity whatsoever (other than as the holder of not more than one percent (1%) of the total outstanding stock of a publicly-held company), engage in the business of developing, producing, marketing or selling products of the kind or type developed or being developed, produced, marketed or sold by the Company while the Employee was employed by the Company; or

                           2. recruit, solicit or induce, or attempt to induce,
any employee or employees of the Company to terminate their employment with, or otherwise cease their relationship with, the Company; or

                           3. solicit, divert or take away, or attempt to divert
or to take away, the business or patronage of any of the clients, customers, or accounts, or prospective clients, customers or accounts, of the Company which were contacted, solicited or served by the Employee while employed by the Company.

                  B. If any restriction set forth in this Section 6 is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time or over too great a range of activities or in too broad a geographic area, it shall be interpreted to extend only over the maximum period of time, range of activities or geographic area as to which it may be enforceable.

                  C. The restrictions contained in this Section 6 are necessary for the protection of the business and goodwill of the Company and are considered by the Employee to be reasonable for such purpose. The Employee agrees that any breach of this Section 6 will cause the Company substantial and irrevocable damage and, therefore, in the event of any such breach, in addition to such other remedies which may be available, the Company shall have the right to seek specific performance and injunctive relief.

         VII. Confidential Information.
              ------------------------

                  7.1.     Proprietary Information.
                           -----------------------

                  A. Employee agrees that all information and know-how, whether or not in writing, of a private, secret or confidential nature concerning the Company's business or financial affairs (collectively, "Proprietary Information") is and shall be the exclusive property of the Company. By way of illustration, but not limitation, Proprietary Information may include inventions, compounds, projects, developments, plans, research data, clinical data, financial data, personnel data, computer programs, and customer and supplier lists. Employee will not disclose any Proprietary Information to others outside the Company or use the same for any unauthorized purposes without written approval by an officer of the Company, either during or after his employment, unless and until such Proprietary Information has become public knowledge without fault by the Employee.

                  B.Employee agrees that all files, letters, memoranda, reports, records, data, sketches, drawings, laboratory notebooks, program listings, or other written, photographic, or other tangible material containing Proprietary Information, whether created by the Employee or others, which shall come into his custody or possession, shall be and are the exclusive property of the Company to be used by the Employee only in the performance of his duties for the Company.

                  C.Employee agrees that his obligation not to disclose or use information, know-how and records of the types set forth in paragraphs (a) and
(b) above also extends to such types of information, know-how, records and tangible property of customers of the Company or suppliers to the Company or other third parties who may have disclosed or entrusted the same to the Company or to the Employee in the course of the Company's business.

                  7.2.     Developments.
                           ------------

                           (a) Employee will make full and prompt disclosure to
the Company of all inventions, improvements, discoveries, methods, developments, software, and works of authorship, whether patentable or not, which are created, made, conceived or reduced to practice by the Employee or under his direction or jointly with others during his employment by the Company, whether or not during normal working hours or on the premises of the Company (all of which are collectively referred to in this Agreement as "Developments").

                           (b) Employee agrees to assign and does hereby assign
to the Company (or any person or entity designated by the Company) all his right, title and interest in and to all Developments and all related patents, patent applications, copyrights, copyright applications, trade names, trademarks, servicemarks and trademark and servicemark applications.

                           (c) Employee agrees to cooperate fully with the
Company, both during and after his employment with the Company, with respect to the procurement, maintenance and enforcement of copyrights, trademarks, trade names and patents (both in the United States and foreign countries) relating to Developments. Employee shall sign all papers, including, without limitation, copyright applications, patent applications, trademark applications, trade name applications, declarations, oaths, formal assignments, assignment of priority rights, and powers of attorney, which the Company may deem necessary or desirable in order to protect its rights and interests in any Development.

                  7.3. Other Agreements. Employee hereby represents that he is not bound by the terms of any agreement with any previous employer or other party to refrain from using or disclosing any trade secret or confidential or proprietary information in the course of his employment with the Company or to refrain from competing, directly or indirectly, with the business of such previous employer or any other party. Employee further represents that his performance of all the terms of this Agreement and as an employee of the Company does not and will not breach any agreement to keep in confidence proprietary information, knowledge or data acquired by him in confidence or in trust prior to his employment with the Company.

         I. Severability. The terms of this Agreement and each Paragraph thereof shall be considered severable and the invalidity or unenforceability of any part thereof shall not affect the validity or enforceability of the remaining portions or provisions hereof.

         II. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient, if in writing and delivered by registered or certified mail or overnight delivery service, to his residence, in the case of the Employee or to its principal office in the case of the Company.

         III. Assignment. The rights and obligations of the Company under this Agreement shall inure to the benefit of and be binding upon its successors and assigns. Neither this Agreement nor any rights or interests herein or created hereby may be assigned or otherwise transferred voluntarily or involuntarily by the Employee.

         IV. Waiver. The waiver by the Company or Employee of a breach of any provision of this Agreement by the other shall not operate or be construed as a waiver of any subsequent breach.

         V. Applicable Law. This Agreement shall be interpreted and construed under the laws of the Commonwealth of Pennsylvania.

         13. CONSENT TO JURISDICTION. THE EMPLOYEE IRREVOCABLY SUBMITS AND CONSENTS TO THE NON-EXCLUSIVE JURISDICTION OF A STATE OR FEDERAL COURT SITTING IN PENNSYLVANIA OVER ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, AND EMPLOYEE HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF ANY SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN SUCH PENNSYLVANIA STATE OR FEDERAL COURT. THE EMPLOYEE WAIVES, TO THE EXTENT HE

MAY EFFECTIVELY DO SO, THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH ACTION OR PROCEEDING.

         14. Entire Agreement. This instrument contains the entire agreement of the parties with respect to the subject matter hereof and supersedes all prior or contemporaneous agreements with respect to such subject matter. It may not be changed or altered, except by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                                 SPARTA PHARMACEUTICALS, INC.



                                                 By: /s/ Jerry B. Hook
                                                     --------------------------
                                                     Name:  Jerry B. Hook, Ph.D.
                                                     Title:  President





                                                     /s/ Martin Rose
                                                     --------------------------
                                                     Martin Rose, M.D., J.D.