Form 10-K
period 1997-12-31
SPARTA PHARMACEUTICALS INC
filed 1998-03-23
CIK 884019

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
                                 ---------------
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT
                                     OF 1934
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

                                (Title of Class)
    Units, each consisting of one share of Common Stock, $.001 par value per share, one redeemable Class A Warrant to purchase one and two-tenth shares of Common Stock, $.001 par value per share, and one redeemable Class B Warrant to purchase one and two-tenth
                shares of Common Stock, $.001 par value per share

   Redeemable Class A Warrants, each exercisable for the purchase of one and two-tenth shares of Common Stock, $.001 par value per share

   Redeemable Class B Warrants, each exercisable for the purchase of one and two-tenth shares of Common Stock, $.001 par value per share

 Redeemable Class C Warrants, each exercisable for the purchase of one share of
                     Common Stock, $.001 par value per share

                     Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The voting stock of the Registrant consists of the Common Stock and the Series B' Convertible Preferred Stock, $.001 par value per share, which is convertible into shares of Common Stock. The aggregate market value of Common Stock and the Series B' Convertible Preferred Stock (on an as converted basis) held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation SmallCapSM Market on March 20, 1998 was $11,345,720. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at March 20, 1998: 16,357,706 shares.

                       Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1997 Annual Meeting of Stockholders to be held on May 11, 1998 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

================================================================================


                                     PART I

Item 1.  Business

General

         Sparta Pharmaceuticals, Inc. (the "Company" or "Sparta") was incorporated in Delaware on June 12, 1990 under the name "MediRx Pharmaceuticals, Inc." and commenced operations in January 1991. It changed its name to Sparta Pharmaceuticals, Inc. on May 31, 1991. Sparta is a development stage pharmaceutical company engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life threatening diseases including cancer, cardiovascular disorders, chronic metabolic disorders and inflammation.

          During 1997, the Company focused on advancing its product candidates in clinical trials. This involved initiating clinical trials for Spartaject(TM) busulfan and the oral prodrug 5-FP (formerly referred to by the Company as L.A.D.D.(TM) 5-FP) ("5-FP") while monitoring ongoing clinical trial activity for RII retinamide. The Company continues to hold an option to acquire a license to asulacrine, an anti-cancer compound currently in clinical trials in the United Kingdom under the direction of the Cancer Research Campaign. In September 1997, the Company was awarded a $750, 000 Phase II Small Business Innovative Research ("SBIR") Grant from the National Institutes of Health to study LEX032, the Company's most advanced protease inhibitor. The funding provides the resources necessary to study, over a two-year period, the protective effects of LEX032 in an animal stroke model of reperfusion injury. In December 1997, the Company in-licensed Pyrazinoylguanidine ("PZG"), a drug candidate with potential to treat a variety of significant chronic metabolic diseases related to Type II diabetes. Phase I clinical trials and preliminary Phase II trials completed with PZG prior to its licensing by the Company have yielded no overt signs of toxicity, which has been a significant hurdle for other drugs designed to treat diabetic patients. The Company expects PZG to enter further Phase II human clinical trials in 1998. License rights to PZG have been assigned to Orizon Pharmaceuticals, Inc. ("Orizon"), a subsidiary of the Company.

         In September 1997, Martin Rose, M.D., J.D., joined the Company as its Vice President of Clinical & Regulatory Affairs. Dr. Rose joined the Company from Quintiles Worldwide Strategic Consulting where he was Vice President of Drug Development. In March 1998, William M. Sullivan announced, that while retaining his seat on the Company's Board of Directors, he was stepping down as Chairman.

         The Company continues to focus on acquiring or licensing compounds that have been previously tested in humans or animals and technologies that may improve the delivery or targeting of previously tested, and in some cases marketed, drugs. Additionally, the Company continues to evaluate expressions of interest from other pharmaceutical and biotech companies related to strategic alliances and transactions including, but not limited to, the potential licensing or acquisition of the Company's technologies and/or product candidates.

         When used in this discussion, the words "expects", "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward- looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

The Company's lead product candidates under development are:

Product Candidate                  Indication                                     Current Status
-----------------                  ----------                                     --------------
Spartaject(TM) busulfan            Providing injectable delivery of drug          Phase I Clinical Trial
                                   for ablating bone marrow prior to              Ongoing/Preparing for
                                   bone marrow transplant                         Pivotal Trials

 RII retinamide                    Treatment of myelodysplastic syndromes (MDS).  Phase I/II Clinical Trial
                                                                                  Ongoing
                                   Providing oral delivery of 5-FU for
5-FP                               the treatment of colorectal, breast,           Phase I Clinical Trial
                                   liver and other cancers                        Ongoing

                                   Metabolic disorders
PZG                                                                               Preparing for Phase II
                                                                                  Clinical Trial
                                   Treatment of reperfusion injury (e.g.
LEX032                             occurring after myocardial infarction          Preclinical
                                   and stroke)

In addition to the Company's lead products, the Company has also identified, and in some instances has undertaken some development of, other applications of its licensed technologies and other product candidates, one of which, asulacrine, is in joint Phase I Clinical Trials in the U.K. with the Cancer Research Campaign ("CRC").

         In a successful effort to minimize its fixed costs of operation and to augment its minimal internal staffing, the Company has retained consultants, contract drug development organizations and contract manufacturers experienced in the respective phases of preclinical and clinical drug development. The Company expects to use the expertise of these organizations to assist with the development and registration of its product candidates. The Company plans to market its products, if and when successfully developed, with its own sales force (which it must build), with co-marketers or through distributors, licensees or strategic partners. By implementing these strategies, the Company believes it can reduce the time, costs and risks traditionally involved in bringing drugs to market. The Company will require substantial funds in addition to its existing resources to continue to advance its technology applications and product candidates through the preclinical and clinical stages of development, regulatory registration and marketing.

         The Company's management team includes Dr. Jerry B. Hook, 60, former President and Chief Executive Officer of Lexin Pharmaceutical Corporation ("Lexin") and former head of worldwide development for SmithKline Beecham, Dr. Martin Rose, 51, former Vice President of Drug Development of Quintiles Worldwide Strategic Consulting, Ronald H. Spair, 42, former Chief Financial Officer of Lexin, and a Board of Directors whose backgrounds include academic and pharmaceutical research, government regulation of pharmaceuticals and medical venture capital. In making its technology and product acquisition decisions, the Company has relied on an advisory group of prominent scientists, clinical oncologists and pharmacologists, led by Dr. Joseph Bertino, Program Chairman, Molecular Pharmacology and Therapeutics, Memorial Sloan-Kettering Cancer Center, and Dr. Yung-chi Cheng, Program Director of Developmental Therapeutics and Chemotherapy, Yale Comprehensive Cancer Center.

Overview of Therapeutic Areas of Interest

Cancer
------
         Cancer afflicts millions of people worldwide and caused 6.3 million deaths in 1996 according to The World Health Organization. It is the second leading cause of mortality in the United States. The American Cancer Society estimates that in the United States in 1998 there will be about 1.2 million new cases of cancer and approximately 565,000 deaths attributed to the disease. In addition, the Society estimates that one in four deaths in the United States is from cancer. The National Cancer Institute ("NCI") estimates that approximately 8 million people living in the United States have had cancer.

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

         Chemotherapy. Chemotherapy, surgery and radiation are the three most common forms of cancer treatment. Each year in the United States, several hundred thousand patients with cancer receive chemotherapy, which involves the administration of drugs designed to kill or inhibit the growth of cancer cells. Chemotherapeutic drug research focuses mainly on identifying agents that negatively impact tumor cell growth and have the ability to distinguish between growing cancer cells and normal cells. In general, the difference between a drug's effectiveness at combating a disease and its toxicity to the system is known as its therapeutic index. When chemotherapeutic drugs or new formulations of such drugs act to impact tumor cell growth to a greater extent than previously available therapies and/or reduce the harm to healthy cells as compared to previously available therapies, the therapeutic index has been expanded.

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

                  Market for Chemotherapeutics. The market for chemotherapeutics consists primarily of cytotoxic (literally, cell toxic) and other drugs used to treat cancer. Worldwide sales of anticancer chemotherapeutic agents have been forecasted to reach approximately $13.0 billion in 1999.

         It is estimated that the costs associated with treating cancer currently account for approximately 10% of total annual health-care costs in the United States. The NCI estimate the overall annual economic impact of cancer at $107 billion in the United States, of which $37 billion represents direct medical costs.

Protease Inhibition
-------------------

         Major progress in drug discovery has been made in recent years with the observation that inhibition of enzymes called proteases could produce often life saving effects. The first of these enzymes widely identified in public view was the protease of the HIV virus, rapidly followed by that of the hepatitis virus. Inhibition of specific proteases inhibits growth and development of the virus and thus prolongs life or possibly cures patients.

         It has also become apparent that many highly specific proteases exist in the human body which may, on occasion, be targets for drugs. Proteases function to cut or degrade proteins and as such are necessary for normal growth and development. Proteases are also necessary for blood clotting and for the removal of damaged tissue prior to wound healing.

         Because proteases cut or degrade proteins, they have the potential to cut or degrade normal tissue as well. In healthy individuals, damage to normal tissue by proteases is prevented by the presence of natural inhibitors that keep proteases in check. If, for any reason, protease activity is excessive at an inappropriate time, debilitating or life-threatening diseases can occur. Excessive protease activity may be part of the disease process in rheumatoid arthritis and arteriosclerosis. Activated white blood cells deliver several proteases that are thought to be a major factor in the organ damage seen in adult respiratory distress syndrome (ARDS), acute pancreatitis, myocardial infarct, stroke, frostbite, and complications of organ transplantation. Inappropriate activities of the proteases involved in the control of clotting are associated with various coagulative disorders. Excessive proteolytic activity is also associated with the symptoms of asthma. Other classes of proteases appear to play a role in the process of cancer metastases and may be involved in osteoporosis.

         Thus, it is clear that proteases in the human body play important roles in several major diseases. New drugs, which specifically target specific proteases, would be expected to create large commercial markets. Recent advances in recombinant protein production, combinatorial chemistry, and rational structural based drug design, combined with the widespread involvement of proteases in human disease and the degree of specificity of these enzymes, has suggested that they would be valuable targets for drug discovery programs.

Metabolic Disorders
-------------------

         There are approximately 15,700,000 people with diabetes mellitus ("diabetes") in the United States. Diabetes is a complex metabolic disorder characterized by an inability to produce and/or properly respond to insulin, producing important effects on the metabolism of glucose and lipids (fats), as well as increasing the risk of a variety of circulatory, ocular, neurological, and renal complications. Patients with Type I (insulin-dependent) diabetes have little or no ability to make insulin. The onset of this condition is usually in childhood or young adulthood. Only about 5-10% of diabetics have Type I diabetes. Patients with Type I diabetes are dependent on insulin injections for immediate survival. These patients are treated with dietary therapy and insulin injections. About 90-95% of diabetics in the U.S. (i.e., over 14,000,000) have Type II (non-insulin-dependent) diabetes. Patients with Type II diabetes retain some ability to make insulin, and generally are not dependent on injected insulin for immediate survival. However, endogenous insulin secretion is not normal, and some patients also have an inability to properly respond to insulin. Onset of Type II diabetes is typically during adulthood, usually after age 40. Patients with Type II diabetes are treated with dietary therapy, but many patients need drug therapy. Treatment with oral agents may be effective, but up to 40% of patients fail oral therapy, and require insulin injections for adequate control of their diabetes. Recently published data have underscored the critical importance of tight control of blood glucose in preventing late complications of diabetes. These data are likely to stimulate the need for new oral therapies for diabetes. Also, current therapy of the lipid abnormalities of diabetes is not optimal in many patients. An oral anti-diabetic that controls the lipid abnormalities of diabetes mellitus, would have potentially broad use.

         The market for anti-diabetic drugs in the U.S. was $1.5 billion in 1995 and is expected to reach $2.2 billion by 2000.

Potential Technology Applications and Product Candidates

         The following table sets forth Sparta's technology applications and product candidates, their stage of development by the Company and their intended uses. Sparta's development efforts in 1997 were directed almost exclusively to advancing certain of its product candidates in clinical trials. This involved initiating clinical trials for Spartaject(TM) busulfan and 5-FP while monitoring ongoing clinical trial activity for RII retinamide. PZG was licensed late in the year and therefore development activity was limited to strategic planning related to production of clinical trial material and the conduct of additional Phase II trials in 1998. Other technology applications and product candidates listed were developed only to a limited extent in 1997, and in 1998 and thereafter, may be developed only to a limited extent, or not at all, unless additional funds become available to the Company or outlicensing, joint development or other collaborative arrangements are made. Rights with respect to the product candidates and technologies listed below have been generally acquired by license, and in one instance, under an option to license. Rights with respect to the serine protease inhibitors were obtained pursuant to the acquisition of the business and assets of Lexin Pharmaceutical Corporation ("Lexin" and the "Lexin Purchase"). See "Licensing." The Company is aware of patents that have been issued to or applied for by third parties which may affect the Company's ability to commercialize certain of its technology applications and product candidates. See "Patents, Regulatory Exclusivity and Trade Secrets."

================================================================================
                       SPARTAJECT DRUG DELIVERY TECHNOLOGY
--------------------------------------------------------------------------------

For use with:
Busulfan                         Providing injectable delivery for ablating bone
(Phase I Clinical Trial)         marrow prior to bone marrow transplants

================================================================================
                        ORAL PRODRUG DELIVERY TECHNOLOGY
--------------------------------------------------------------------------------

For use with:
5-FP                             Providing oral delivery of 5-FU for treatment
(Phase I Clinical Trial)         of breast, colorectal, liver and other cancers
                                 Providing targeted treatment of liver tumors
                                 and liver metastases of other cancers
IPdR                             Providing oral delivery of IUdR to primary
(Preclinical)                    tumors and metastases that are treated with
                                 radiotherapy

================================================================================
                           OTHER ANTICANCER COMPOUNDS
--------------------------------------------------------------------------------

RII Retinamide                        Treating myelodysplastic syndromes
(Phase I/II Clinical Trial)
Asulacrine                            Treating solid tumors including
(Phase I Clinical Trials)             breast and lung cancer


================================================================================
                               PROTEASE INHIBITORS
--------------------------------------------------------------------------------

LEX032                                Treatment of reperfusion injury, acute
(Preclinical)                         pancreatitis and acute pulmonary
                                      inflammation
Other recombinant serine protease     Treatment of various inflammatory
inhibitors                            conditions and coagulative disorders
(Discovery)
Small molecule protease inhibitors    Treatment of various inflammatory
(Discovery)                           conditions, coagulative disorders,
                                      metastatic diseases and osteoporosis.

================================================================================
                               METABOLIC DISORDERS
--------------------------------------------------------------------------------

PZG                                          Treatment of Type II diabetes and
(Preparing for Phase II Clinical Trials)     other  metabolic disorders

================================================================================


Terms used in the preceding table relating to the stage of development of Sparta's technology applications and product candidates have the following meanings: "Phase I Clinical Trials " refers to the first phase of studies in humans, "Phase II Clinical Trials" refers to the second phase of studies in humans, "Discovery" refers to the early stage of drug discovery prior to lead compound identification and "Preclinical" refers to the development stage preceding human clinical trials and includes preparation of formulations and laboratory and animal testing. See "Government Regulation."






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

         Spartaject Drug Delivery Technology is a drug delivery system that accommodates poorly water soluble and water insoluble compounds by encapsulating them with a fatty (phospholipid) layer ("Spartaject Technology"). The Spartaject Technology involves coating particles of a drug that are of submicron or near micron size with a membrane-forming phospholipid layer, thereby permitting the creation of a suspension of the drug rather than a solution, and its intravenous injection without the use of potentially toxic solubilizing agents. As a result, the Spartaject Technology may reduce toxicity created by other injectable forms of delivery and potentially increase efficacy by facilitating delivery of compounds whose prior intravenous delivery was impractical because of solubility-related formulation difficulties.


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

         The Company believes that an intravenous form of busulfan is needed to overcome these limitations. In March 1997, the Company initiated a Phase I Clinical Trial of Spartaject busulfan at Johns Hopkins Oncology Center which was later expanded to include Duke University Medical Center as a clinical site. The Company has been granted orphan drug status by the U.S. Food and Drug Administration ("FDA") for the use of busulfan as preparative therapy for malignancies treated with bone marrow transplantation. The Orphan Drug Act, as now in effect, will provide a period of market exclusivity for seven years following approval, if the compound is initially approved by the FDA for use in malignancies treated with bone marrow transplantation under the Company's sponsorship, of which there can be no assurance. See "Patents, Regulatory Exclusivity and Trade Secrets -- Waxman-Hatch Act and Orphan Drug Act," for a discussion of the Orphan Drug Act.

         In December 1995, the Company signed an agreement with Orphan Europe SARL, Paris, and Swedish Orphan, AB, Stockholm, for the exclusive clinical testing, registration, distribution and marketing of Spartaject busulfan in certain countries outside the United States. Under the agreement, Orphan Europe will be Sparta's exclusive distributor in Western European countries outside of Scandinavia and will handle clinical testing and product registration for those countries. Swedish Orphan will have similar rights and responsibilities for Scandinavian countries. Orphan Europe and Swedish Orphan are obligated at their own expense to use their best efforts to clinically test and register Spartaject busulfan in Western Europe and Scandinavia, respectively, and to distribute and market the product in those territories. The Orphan companies must also make certain milestone payments to Sparta upon achievement of specified development and registration objectives. Sparta is obligated to use its best efforts to supply Spartaject busulfan for clinical testing and marketing on terms to be established from time to time. In 1997, Orphan Europe SARL initiated a Phase I Clinical Trial in the United Kingdom for Spartaject busulfan.

         The Company estimates that in 1997 there were 12,000 bone marrow transplants performed in the United States and that the number of such procedures will grow at the rate of about 2,000 transplants per year.

The Company believes there is a similar or greater number of such procedures performed elsewhere in the world, and the frequency of such transplants is increasing worldwide.



  The Spartaject Technology Program -- Other Potential Applications

           In 1997, the Company renegotiated its sublicensing agreement with Research Triangle Pharmaceuticals, Ltd. ("RTP") related to the Spartaject Technology. In consideration of RTP's elimination of the requirement that certain milestones be achieved by fixed dates and the reduction of the on-going license and maintenance fees, the Company has agreed to restrict its field of use of the Spartaject Technology to busulfan, aphidicolin (and aphidicolin glycinate), a compound evaluated for another pharmaceutical company and an additional anti-cancer compound to be determined at a later date.

Oral Prodrug Delivery Technology

         Oral Prodrug Delivery Technology involves administering an inactive compound, known as a prodrug, which is absorbed in the digestive tract and is converted to an active agent in the liver by an enzyme located there. Oral Prodrug Delivery Technology could potentially enable the systemic delivery of drugs that are otherwise only used parenterally through the oral ingestion of prodrugs that are consistently absorbed. The resulting active compounds may pass through the systemic circulation and act at peripheral sites. This technology also may be used to treat diseases of the liver, using doses of the prodrug that produce sub- therapeutic (and presumably less toxic) blood levels of the active drug in the systemic circulation, but produce therapeutic tissue levels in the liver in settings where conversion of the prodrug to the active drug occurs within or sufficiently close to the target tissue in the liver. The Company is applying the Oral Prodrug Delivery Technology to compounds selected for their potential either (i) to serve as oral delivery agents for systemically active chemotherapeutic drugs previously available only in intravenous form or (ii) to treat liver cancer and metastases to the liver from primary tumors occurring elsewhere in the body.


  The Oral Prodrug Delivery Technology Program -- 5-FP

         5-FP, or 5-fluoro pyrimidinone, is a pyrimidinone based prodrug that is converted to 5-FU, or 5- fluorouracil by the liver. 5-FU is currently sold generically only in an intravenous form. It is widely used in the treatment of breast, colorectal, and other cancers.

         Many current schedules of intravenous administration of 5-FU require prolonged infusion of the drug, sometimes over several weeks, which can be costly and inconvenient for patients. The Company believes that an oral form of the drug could provide the advantages of convenience of administration and potential cost savings in the total treatment regimen, and has developed 5-FP as an oral form of 5-FU for treatment of breast, colorectal, and other cancers. In July 1997, the Company initiated a Phase I Clinical Trial at Harper Hospital's Karmanos Cancer Center, which is affiliated with Wayne State University in Detroit, Michigan.

         The intravenous formulation of 5-FU is available generically. Accordingly, an oral form of 5-FU that may be more costly than the intravenous formulation is likely to have more limited use than it otherwise might experience. However, the Company estimates that a significant number of patients will be treated with an oral form of 5-FU where the patient would otherwise be treated with a schedule of prolonged infusion therapy.

         The Company may also investigate the use of 5-FP using the Oral Prodrug Delivery Technology for targeted treatment of liver tumors and tumors that metastasize to the liver. The targeted approach is intended to achieve effective 5-FU concentrations in the liver, while decreasing the presence, and therefore the side effects, of 5-FU elsewhere in the body. Although the development of 5-FP as an oral form of 5-FU is expected to have applicability to the Company's development of 5-FP for targeted treatment, the Company does not expect to separately develop 5-FP for targeted treatment until and unless the development of 5-FP as an oral form of 5- FU advances in clinical trials. The separate development of 5-FP for targeted treatment will be dependent upon receipt of funding from a financing or out-licensing, joint development or other collaborative arrangements, of which there can be no assurance. The Company estimates that there are a significant number of patients who were candidates for a targeted liver chemotherapeutic directed at primary liver cancer or liver cancer from primary tumors occurring elsewhere in the body which first metastasize to the liver. The incidence of these cancers is particularly high in the Pacific Rim countries.

    The Oral Prodrug Delivery Technology Program -- Other Potential Anticancer Applications

          IPdR. IPdR is a pyrimidinone based prodrug that converts into IUdR, a compound that has been under investigation by the NCI in animals and humans as a potential agent to sensitize cancer cells to radiation. The Company concluded animal feasibility testing of its targeted radiation concept (with potentially lower toxicities) during 1997. Further product development will be dependent upon receipt of additional funding from a financing or out-licensing, joint development or other collaborative arrangements, of which there can be no assurance. IPdR has potential utility in treating cancer in a variety of locations, including tumors in the liver,head and neck. The Company estimates that there are a significant number of patients in the United States with liver cancer, or metastases to the liver of tumors occurring elsewhere, who would be candidates for radiosensitization.

         IPdR, unlike 5-FP and 5-FU, is a nucleoside analogue. It is possible that as a result of severe complications and deaths associated with the use of another nucleoside analogue, which was under clinical investigation for hepatitis, more extensive preclinical toxicity testing may be required by the FDA for any nucleoside analogues under investigation for any use, and there can be no assurance that similar toxicities from the use of IPdR would not result.

RII Retinamide

         RII retinamide (retinoid). In trials in China conducted by the Company's licensor involving more than 600 patients, RII retinamide has shown activity against myelodysplastic syndromes ("MDS") and a number of other conditions. The Company is currently conducting Phase I/II Clinical Trials for MDS at various sites throughout the United States. MDS are a related group of conditions that have in common an abnormality in the blood-producing cells of the bone marrow. The conditions are invariably fatal, although patients can live for several years after diagnosis. Treatment of patients with MDS has generally proven disappointing. The most common current treatment is management by supportive measures, such as blood transfusion, or the administration of antibiotics to fight infections. Hematopoietic growth factors also have been used to treat MDS. RII retinamide may be effective because retinoids have a cell differentiating effect that potentially can cause abnormal cells in the bone marrow to become normal. The Company has been granted orphan drug status for RII retinamide for the treatment of MDS. The Orphan Drug Act as now in effect will provide a period of market exclusivity for seven years following approval, if the compound is initially approved by the FDA for treatment of MDS under the Company's sponsorship, of which there can be no assurance. See "Patents, Regulatory Exclusivity and Trade Secrets -- Waxman-Hatch Act and Orphan Drug Act" for a discussion of the Orphan Drug Act. The Company estimates that in 1997 there were at least 12,000 patients in the United States with MDS.


Asulacrine

         Asulacrine (formerly CI-921 or Amsalog). The Company has jointly sponsored a Phase I Clinical Trial of an oral form of asulacrine with the CRC in the United Kingdom, the initial phase of which, testing oral bioavailability, has been completed and has demonstrated acceptable results. An oral Phase I Clinical Trial to identify maximum tolerated dosage was initiated by CRC during 1996. Primary treatment targets are breast and lung cancer, with which the American Cancer Society estimates approximately 180,000 and 170,000 people will be diagnosed in 1998, respectively, in the United States. While prior clinical trials of asulacrine by others for the treatment of breast and lung cancer showed borderline activity, the Company believes that a different approach may significantly enhance asulacrine's efficacy. The Company has not filed an IND with the FDA for asulacrine. The development strategy is being pursued at minimal current cost with CRC.


Protease Inhibitors

         The technology and compounds acquired in the Lexin Purchase were licensed to Lexin exclusively from the University of Pennsylvania ("Penn") and Wichita State University ("Wichita State") and are directed at the potential treatment of a number of life-threatening diseases. The lead compound acquired in the Lexin Purchase, LEX032, is intended to treat serine protease-mediated inflammatory tissue damage. Proteases, of which serine proteases are a subset, are enzymes which digest proteins. Serine proteases have been implicated in a number of serious diseases, especially those of major organs such as the lung and pancreas, where uncontrolled inflammation may be fatal. LEX032 has exhibited what may be a unique spectrum of activity in certain animal models of reperfusion injury. A drug with such a spectrum of activity may be useful in the treatment of myocardial infarction, stroke, shock-resuscitation, replantation surgery, frostbite, burns and organ transplants. The compound is currently under evaluation and option to Astra Merck Inc. for acute pancreatitis, or inflammation of the pancreas.

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



Metabolic Disorders

         The acquisition of the exclusive worldwide rights to develop and commercialize PZG provides the Company an opportunity potentially to advance a compound in an area of great unmet need - the treatment of Type II diabetes. Animal studies and early clinical studies of PZG suggest that it may help to control the blood sugar and lipid abnormalities of diabetes. Because in many patients taking currently marketed oral agents the blood sugar and/or lipid abnormalities of diabetes are not well-controlled, there is a pressing need for additional therapies.

         The Company intends to initiate in 1998 a controlled clinical study to confirm the hypoglycemic and lipid-lowering effects of PZG in Type II diabetics. The Company is now selecting experts in metabolic disease to help it plan this study. In addition, the pre-clinical and clinical studies of PZG suggest that the drug may have utility in treating: hypertriglyceridemia (a lipid disorder) that is unrelated to diabetes; obesity; hypertension; the uremia of renal failure; and Syndrome X. The latter is a syndrome of insulin resistance, lipid abnormalities, hypertension and assorted findings.


Research and Development

         Since the Company's business strategy includes acquiring the rights to therapeutic product candidates that have demonstrated potential efficacy in preclinical or clinical testing, the Company does not have its own research facilities and does not plan to establish them in the foreseeable future. The Company has funded and may from time to time fund research programs in collaboration with academic and other institutions, primarily those with which it has or will have established license agreements. During 1997, the Company supported research at four institutions with which it has entered into license agreements with the Institute of Materia Medica, Beijing, China ("BIMM"), Yale University, Wichita State, and Penn. At BIMM, the Company funded research directed by its special consultant to the Scientific Advisory Board, Professor Jui (Rui) Han, M.D., which focused on synthesizing and characterizing new retinoid compounds with reduced teratogenic potential (fetal malformation) from that experienced with many existing retinoid compounds. The Company will have exclusive rights (outside of China) to the results of such work under the terms of its existing license agreement with BIMM. At Yale University, the Company funded research directed by Dr. Yung-chi Cheng, Co- Chairman of the Company's Scientific Advisory Board. Dr. Cheng's research related to the metabolic transformation of 5-FP. At Wichita State, the Company is currently funding a research program under the direction of William C. Groutas, Ph.D., a consultant to the Company, designed to discover small molecule protease inhibitors through a combinatorial chemistry/structure based dsesign approach. The Company will have exclusive rights (except for agricultural uses and applications) to the results of such work under the terms of its existing license agreement with Wichita State. In addition, the Company continues to support research at Penn under the direction of Harvey Rubin, M.D., Ph.D., a member of the Company's Scientific Advisory Board, with the goal of broadening its understanding of the role of proteases and their inhibitors in the disease process. The Company will have exclusive rights to commercialize the results of such work under the terms of its existing license agreement with Penn.

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

         For the years ended December 31, 1995, 1996 and 1997, the Company expended $1,819,887, $3,176,742 and $3,748,216 respectively, on research and development activities excluding the charges of $3,062,913 and $235,000 in 1996 and 1997, respectively, for acquired research and development. From its inception in June 1990 through December 31, 1997, the Company expended $12,929,363 on research and development excluding the aforementioned charges associated with the purchase of in-process research and development.



Manufacturing and Marketing

         The Company does not have, and does not intend to establish in the foreseeable future, manufacturing facilities to produce either drug chemicals or product formulations (except possibly with respect to its Spartaject Technology). Accordingly, in 1997, the Company relied on third parties to manufacture clinical trial supplies and in the future will have to rely on third parties to manufacture its product candidates. There can be no assurance that third party manufacturers will be available and perform as required or, if available, will give the Company's orders the highest priority, or that the Company would be able to readily find a substitute manufacturer, if needed, on short notice. The Company will be dependent upon contract manufacturers to meet the Company's manufacturing standards and to comply with current Good Manufacturing Practices ("cGMP") or other applicable requirements imposed by U.S. or foreign regulators and with health, safety and environmental regulations. There can be no assurance that such compliance will be achieved or that the FDA and other regulators would not take action against a contract manufacturer for violating cGMP or similar standards or regulations.

         Currently, the Company has no marketing personnel or arrangements, other than for the marketing of Spartaject busulfan in Western Europe and Scandinavia. It plans to market its products, if and when successfully developed, with its own sales force (which it must build), with co-marketers or through distributors, licensees or strategic partners. The Company continues to evaluate expressions of interest from other pharmaceutical and biotechnology companies related to strategic alliances and transactions including, but not limited to, the potential licensing or acquisition of the Company's technologies and/or product candidates.

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

         The Company made minimum royalty and annual maintenance fee payments in the aggregate amount of $102,00 during 1997, and is obligated to make payments of $352,000 during 1998.

  Sublicense of Spartaject Technology to the Company

         In July 1992, RTP granted the Company exclusive rights to patent and know-how in a sublicense under RTP's license with Pharma-Logic, Inc. to make, have made, use and sell pharmaceutical formulations worldwide embodying the Spartaject Technology for use as anticancer agents for cancer treatment in humans, for use as agents for ancillary care related to cancer treatment in humans and for any use of busulfan in humans (the "RTP License"). The Company has renegotiated its sublicensing agreement with RTP. As recited above in describing the Spartaject Technology Program, the renegotiated RTP sublicense reduces the Company's costs and restricts its exclusive rights to the Spartaject Technology with respect to busulfan, aphidicolin (and aphidicolin glycinate), a compound evaluated for another pharmaceutical company and an additional anti-cancer compound to be determined at a later date.

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

  License of Oral Prodrug Delivery Technology to the Company

         Yale University ("Yale") granted the Company in October 1991 an exclusive worldwide license to make, have made, use and sell products under certain patent rights related to the Oral Prodrug Delivery Technology (the "Yale License"). Exclusivity under the Yale License is subject to rights required to be granted to the U.S. Government (related to government sponsorship of any research) and Yale's right to make, use and practice the invention for noncommercial purposes. Sparta's obligations to Yale include (i) payments upon the achievement of certain milestones, (ii) royalty payments, including minimum amounts, on product sales, and (iii) payment of the costs of preparing, prosecuting and maintaining patent applications and patents. For products covered by pending patent applications, royalties cease five years after the filing date if no patent has issued. Royalties for products covered by issued patents are payable until the patents expire or are found invalid or unenforceable. The Company also issued shares of its Common Stock to Yale, granted Yale certain stock registration rights, and provided for the Company to have a right of first refusal if Yale desires to transfer the shares.

  License of Retinoids to the Company

         The Company obtained an exclusive worldwide (except for China) patent and know-how license from BIMM in October 1991 to specified classes of retinoids, including RII retinamide. The Company is obligated to use its reasonable best efforts to prepare, prosecute and maintain patent applications and patents for such compounds outside China at its expense, and has provided and may continue to provide support to BIMM for research projects. The Company issued to BIMM shares of Common Stock related to the achievement of certain milestones pursuant to the license agreement. The Company is obligated to pay royalties on product sales for different periods, depending on whether the product is covered by a patent, is covered by a patent application, or embodies know-how.

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

  Pyrazinoylguanidine

         The Company entered into a license agreement with the Estate of Karl H. Beyer, Jr. ("Beyer") in December 1997. The license agreement grants the Company an exclusive worldwide license to make, have made, use, import, offer to sell and sell or have sold on its behalf products under certain patent rights. Exclusivity under the Beyer license is subject to potential rights required to be granted to the U.S. government related to government sponsorship of any research. Sparta's obligations under the license include (i) royalty payments, including minimum amounts, on product sales, (ii) milestone payments related to successful clinical development of the compound, and (iii) payment of the costs of preparing, prosecuting and maintaining patent applications and patents. In addition to a cash payment at the inception of the license agreement, the Company issued to Beyer a Common Stock Warrant for 300,000 shares of Common Stock expiring on December 4, 2004, with an exercise price of $.4375 per share of Common Stock, vesting on the earlier of December 31, 1999, the enrollment of the first patient in a Phase III Clinical Trial, or the termination of the license agreement. The warrant also contains certain registration rights for the underlying Common Stock. The license has been assigned to Orizon.

  Other Licenses and Option

         In addition to the licenses and sublicense described above, The Research Foundation of the State University of New York ("SUNY") granted the Company an exclusive worldwide patent and know-how license to make, have made, use and sell IPdR and certain other nucleoside analogues, in exchange for certain royalty and other payments by the Company. The Company has a collaboration and option agreement with CRC and Cancer Research Campaign Technology ("CRCT") for an exclusive worldwide patent and know-how license to manufacture, use and sell asulacrine. CRC is obligated to use reasonable efforts to carry out a research program that potentially can take asulacrine through Phase II Clinical Trials in the United Kingdom, provided CRC, CRCT and the Company agree on protocols for further studies. Under the agreement, the Company would be obligated to pay up to (pound)110,000 of costs, of which approximately (pound)62,500 had been paid as of December 31, 1997. If Sparta elects to exercise the option, the parties have agreed to enter into good faith negotiations of a license agreement based on certain provisions stipulated in the option agreement. However, there can be no assurance that the parties will enter into a license agreement on terms acceptable to the Company.

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

         Spartaject(TM) is a trademark of the Company.

         Oral Prodrug Delivery Technology and IPdR. In March 1997 the U.S. Patent and Trademark Office ("PTO") issued an office action indicating an allowance of claims pursuant to the Company's licensed patent application from Yale including all of the claims drawn to the administration of 5-FP (including oral administration) and IPdR, and other compounds with similar structures, for the treatment of liver associated diseases. The corresponding U.S. patent is expected to issue in 1998.

         The Company is aware that two international patent applications by The Wellcome Foundation Limited ("Wellcome") were published under the PCT in 1992, designating the United States, major European countries, Japan, Australia and New Zealand, among other countries. As published, the applications have broad claims that the Company believes may cover certain of the prodrugs which may be used by the Company in practicing the Oral Prodrug Delivery Technology licensed by the Company, or methods of formulating or using such prodrugs, or may cover the active compound to which the prodrugs are intended to be converted in vivo. A patent in Australia based on one of such applications was issued on March 7, 1995, and expires in 2011. Two patent applications in New Zealand, based on one of such PCT applications, were allowed and published for opposition in November 1995 and, unless successfully opposed, will be granted and will expire in 2011 (such Australian patent and potential New Zealand patents being called collectively the "ANZ Patents"). The claims of the ANZ Patents do not appear to cover the application of the Oral Prodrug Delivery Technology to 5-FP but may cover its application to IPdR as a radiosensitizer prodrug. The Company believes that to the extent that it is possible to interpret such claims as covering such applications to IPdR, they are invalid and that the issuance of the ANZ Patents to such extent were in error. The Company had filed timely oppositions to the issuance of the New Zealand applications based on prior art of which the Company is presently aware. Both opposition proceedings are currently for post-grant reexamination with respect to the Australian patent at an appropriate time. The Company is also maintaining a watch with respect to the publication or allowance of corresponding applications in other jurisdictions. There can be no assurance, however, that such issuance in Australia and allowances in New Zealand were in error, or that another patent or patents based on such published applications will not issue in the United States or other jurisdictions or that the ANZ Patents and any other such issued patent or patents would not contain claims which could affect the practice of theOral Prodrug DeliveryTechnology. The Company believes that if the ANZ Patents are valid as issued or any such other patent or patents issue in any jurisdiction, it may be required to seek a license under such claims in order to develop, market and sell certain of the applications of its Oral Prodrug DeliveryTechnology in such jurisdictions. There can be no assurance that such license will be obtainable on commercially reasonable terms to the Company, if at all. If any such license were required to practice the Oral Prodrug DeliveryTechnology, the inability to obtain such license could have a material adverse effect on the Company's business and its future results of operations.

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

         In June 1995, the Company, on behalf of BIMM, arranged for the filing of several patent applications with the PTO for novel retinoid compounds which may be potentially non-teratogenic. The filings were based on research at BIMM sponsored by the Company which focused on synthesizing and characterizing new retinoid compounds devoid of teratogenic potential. One such patent has issued in the United States and the Company has been advised of the allowance of two additional patents which are expected to issue in 1998.

         The Company has been granted orphan drug status for RII retinamide for the treatment of MDS.

         Patent Rights Acquired from Lexin. The Company has obtained, through the assignment to the Company of the Penn license agreement, exclusive rights to seven issued United States patents expiring in 2009, 2011 (two), 2013 and 2014 (three). An additional two United States patent applications and three corresponding PCT applications designating various countries outside the United States are pending (all of which are covered by the Penn license agreement).

         The Company has obtained, through the assignment to the Company of the Wichita State license agreement, exclusive rights to four pending United States patent applications and corresponding foreign applications, covering a novel family of serine protease inhibitors. A patent under one of these United States applications issued in 1996.

         Two patents (the "Antichymotrypsin Patents"), were assigned to Sonoran Desert Chemicals LLC in 1990 and 1991, respectively, relating to certain uses of antichymotrypsin. The Antichymotrypsin Patents include claims covering methods for treating pulmonary and/or bowel inflammations in a mammal using alpha-1-antichymotrypsin, derivatives and salts thereof, methods for treating inflammation using alpha-1- antichymotrypsin topically and pharmaceutical compositions of alpha-1-antichymotrypsin, its salts or derivatives. To the Company's knowledge, products embodying the Antichymotrypsin Patents have not yet been developed. Claims of the Antichymotrypsin Patents may cover the intended use of LEX032, the lead compound which the Company acquired in the Lexin Purchase. The Company believes, however, based on the advice of patent counsel, that such claims would not cover the Company's intended use of LEX032. Nevertheless, there can be no assurance in this regard, and if such claims are found to cover the Company's intended use of LEX032, and the Antichymotrypsin Patents are not invalid, then the Company will require a license from the holders of the Antichymotrypsin Patents in order to develop or commercialize LEX032 in the United States or any other country where the Antichymotrypsin Patents may have issued. There can be no assurance that a license will be obtainable on commercially reasonable terms, if at all, and any negotiations to obtain a license may be protracted. If the Company is unable to obtain such a license on commercially reasonable terms, such inability to obtain such a license could have a material adverse effect on the Company's business and its future results of operations.

         Pyrazinoylguanidine (PZG). The Company obtained exclusive worldwide rights to the patent portfolio related to PZG pursuant to the licensing agreement entered into with the Beyer Estate in December 1997. This includes five issued US patents and eight corresponding foreign patents. Additionally, there is one US and one foreign application pending. The US and foreign patents expire through 2009.

         Asulacrine. An issued United States patent on asulacrine under a license option to the Company expires in 1999. Patents on asulacrine have also issued in several European countries and Japan, which patents expire in 2001.

         Other Compounds. The following compounds which the Company may develop are believed to be in the public domain or not presently subject to patent protection as compounds in the United States: busulfan, 5- FP, RII retinamide and aphidicolin. Any patent coverage for any formulations of these compounds with the Spartaject Technology will be primarily dependent upon the patent coverage for the Spartaject Technology, to the extent available. The Company has been granted orphan drug status by the FDA for its intended uses of busulfan and RII retinamide described. Any patent protection for 5-FP will be dependent upon the issuance of patents covering the Oral Prodrug Delivery Technology and the scope of the coverage provided by such patents.

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

Government Regulation

         The manufacturing and marketing of the Company's potential products and its research and development activities are and will continue to be subject to regulation by federal, state and local governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by the FDA's Center for Drug Evaluation and Research, which reviews and approves marketing of drugs. The Federal Food, Drug and Cosmetic Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, advertising and promotion of the Company's potential products. The process of obtaining FDA approval for a new drug takes several years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use include preclinical studies, the making of an IND filing, human clinical trials and the approval of an NDA. No assurance can be given that the Company will be able to satisfy the requirements of the FDA with respect to any of its proposed products.

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

Competition

         Many of the Company's potential competitors engaged in research and development and in acquiring rights to the products of such research and development, including biotechnology companies, have substantially greater financial, technical, scientific, manufacturing, marketing and other resources than the Company and have more experience as organizations in developing, marketing and manufacturing therapeutics, including performing the preclinical testing and clinical trials that are required for obtaining FDA and other regulatory approvals.

         A significant number of pharmaceutical and biotech companies throughout the world have cancer drugs under development, of which a substantial number are under development in the United States. Many of such drugs or other substances under development may compete directly with the treatments which the Company is developing or may develop in the future, and such drugs may perform more effectively or safely than the Company's product candidates. Included among the Company's competitors are: (i) large established companies with commitments to oncology or antiviral research, development and marketing, including Bristol-Myers Squibb Company, Novartis, Eli Lilly and Company, Glaxo Wellcome Inc., Hoffman-LaRoche Inc., Lederle Laboratories, Pharmacia & Upjohn, Inc., Rhone-Poulenc Rorer S.A., Schering-Plough Corporation and Zeneca Pharmaceuticals Group; (ii) smaller companies with similar strategies, including Chiron Corporation, Immunex Corporation, Roberts Pharmaceuticals Corporation and U.S. Bioscience, Inc. and (iii) many development stage companies licensing and/or developing oncology therapeutics.

         A number of companies are developing a variety of delivery systems in the form of microspheres, microcapsules, nanoparticles and liposomes, some of which technologies may have characteristics that are similar or superior to the Company's Spartaject Technology. Orphan Medical, Inc., a United States company which is not affiliated with the Company's licensees of Spartaject busulfan in Europe and Sweden, Orphan Europe and Swedish Orphan, has disclosed that it is in Pivotal Trials with an intravenous form of busulfan for use in bone marrow transplants using a formulation with solvents licensed from a university.

         The development of technologies in which toxic agents are selectively carried to a tumor site by mechanical, other chemical or biological means is a recognized strategy for oncological research, and such technologies may have characteristics similar or superior to the Company's Oral Prodrug Delivery Technology. The concept of targeted therapeutics in cancer is not a new one, and includes such approaches as the injection of toxic agents into the tumor, the use of prodrugs activated by other means in the body, monoclonal antibodies and gene therapy. The Company is aware of other approaches to the delivery of an oral 5-FU, which may compete with the Company's oral prodrug 5-FP, being developed by Hoffman-LaRoche Inc., Glaxo Wellcome Inc., Bristol-Myers Squibb, Otsuka Pharmaceutical Co., Ltd. and Taiho Pharmaceutical Co., Ltd.

         Several pharmaceutical companies are developing protease inhibitors with potential application in pulmonary inflammation, pancreatitis, coagulative disorders and reperfusion injury. It is widely acknowledged that proteases are a critical component in the inflammatory cascade and their inhibition has been pursued by companies engaged in the development of both traditional pharmaceuticals and biotech compounds. Companies that have been active in this area at some time include, but are not limited to, Eisai Company, Ltd., ONO Pharmaceutical Company, Ltd., Zeneca, PLC, Boehringer Ingelheim, GmbH, Cortech, Inc., DuPont Merck Pharmaceutical Company, T-Cell Sciences, Inc., SmithKline Beecham Pharmaceuticals, Merck & Company,

Inc., Bayer AG, AXYS Pharmaceuticals, Inc., Fujisawa Pharmaceutical Company, Ltd., Corvas International, Inc. and British Bio-Technology Group, PLC.

         Many drug companies are pursuing a variety of compounds and drug delivery technologies for diabetes and diabetes related indications. Interest in compounds that lower blood lipids, regulate blood glucose, enhance insulin sensitivity, and address other diabetes related metabolic disorders is widespread throughout the pharmaceutical and biotechnology industry. Companies that have been active in this area at some time include, but are not limited to, Eli Lilly and Company, Johnson & Johnson, Pfizer, Amylin Pharmaceuticals, Inc., SmithKline Beecham Pharmaceuticals, Warner-Lambert Company, Epimmune, Inc. and Alteon.

Important Factors Regarding Forward-Looking Statements

         Certain of the statements set forth above regarding the Company's research and development programs, such as the statements regarding the intention to contract with other organizations for development and registration, if applicable, of its product candidates, as well as seeking joint development or licensing arrangements with pharmaceutical companies; the research and development of particular compounds and technologies for particular indications; timing related to patent issuances; the markets for successfully developed product candidates and seeking additional funding are forward-looking and involve risks and uncertainties that could significantly impact expected results. These forward looking statements are based upon the Company's current belief as to the outcome, occurrence and timing of future events or current expectations and plans. Many important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize drugs, including: the ability to obtain substantial additional funds; to obtain and maintain all necessary patents or licenses; to demonstrate the safety and efficacy of product candidates at each stage of development; to meet applicable regulatory standards and receive required regulatory approvals; to meet obligations and required milestones under its license agreements; to produce drug candidates in commercial quantities at reasonable costs; to compete successfully against other products and to market products in a profitable manner. There can be no assurance that any of the product candidates described above will be successfully developed; prove to be safe and efficacious at each stage of preclinical development and clinical trials; meet applicable regulatory standards; be capable of being produced in commercial quantities at reasonable cost or be successfully marketed for use by a sufficient number of patients at a price to result in profitability. The Company's ability to raise additional funds will be affected by progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, the cost of establishing manufacturing, sales and marketing capabilities and the ability of the Company to continue to meet the criteria for continued listing of the Company's securities on the Nasdaq SmallCap Market. If adequate funds are not available, the Company may be required to delay, reduce or eliminate research and development programs. The Company also may be required to obtain funds through arrangements with collaborative partners that may require the Company to relinquish material rights to its products that it would not otherwise relinquish.


Human Resources

         At March 16, 1998, the Company had nine full-time employees. Three employees are officers, three administrative and three are involved in the coordination of research and development activities. The Company believes that its relationship with its employees is satisfactory.

Item 2.  Properties

         The Company currently operates from leased facilities in Horsham, Pennsylvania. A leasehold interest in 12,800 square feet of laboratory and office space in Horsham was acquired as part of the Lexin Purchase. The initial lease term expires in July 1999 with the Company having the option to extend the lease for an additional five years. In March 1997, the Company sublet approximately two-thirds of its leasehold interest to another pharmaceutical company. The initial term of the sublease expires in July 1999 and, under certain circumstances, can be renewed for two additional two and one-half year terms. The Company believes that the Horsham facility is adequate to meet the Company's needs for at least the next year.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.  Submission of matters to a vote of security holders

         No matters were submitted to a vote of stockholders during the fourth quarter of 1997.

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

                                                                     1996                             1997
                                                                     ----                             ----
Units                                                              High           Low           High            Low
-----                                                              ----           ---           ----            ---
January 1-- March ......................................          6 3/8         2 1/2          2 1/4              1
April 1-- June 30.......................................          5 5/8         3 1/2          1 1/8          11/16
July 1-- September 30...................................          4 5/8         2 3/4              1            5/8
October 1-- December 31.................................        2 15/16         1 3/8         1 9/32            3/8



Common Stock                                                       High           Low           High            Low
------------                                                       ----           ---           ----            ---
January 1-- March 31....................................              5         1 7/8          1 1/2          11/16
April 1-- June 30.......................................              4         2 5/8         1 1/32            1/2
July 1-- September 30...................................        2 15/16         1 5/8          15/16          15/32
October 1-- December 31.................................          1 5/8           7/8            7/8            1/4



Class A Warrants                                                   High           Low           High            Low
----------------                                                   ----           ---           ----            ---
January 1-- March 31...................................           27/32           3/8            1/2           5/16
April 1-- June 30......................................           1 3/4           3/8           5/16            1/8
July 1-- September 30..................................          1 9/32         13/16           5/32           3/32
October 1-- December 31................................             7/8          5/16            1/4           1/16



Class B Warrants                                                   High           Low           High            Low
----------------                                                   ----           ---           ----            ---
January 1-- March 31...................................             1/2           1/8           7/32            1/8
April 1-- June 30......................................           11/16           1/8            1/8           1/16
July 1-- September 30..................................             3/8           1/4           1/16           1/32
October 1-- December 31................................           11/32           1/8           3/16           1/32



Class C Warrants                                                   High           Low           High            Low
----------------                                                   ----           ---           ----            ---
January 1-- March 31...................................              --            --            5/8            1/4
April 1-- June 30......................................              --            --            1/4           3/16
July 1-- September 30..................................              --            --           5/16           3/16
October 1-- December 31................................            9/16           1/4          13/32            1/8

         As of March 20, 1998, the Company's Common Stock was held by 211 stockholders of record and approximately 1,600 beneficial holders. The Company has never declared or paid any dividends and does not anticipate paying dividends on the Common Stock in the foreseeable future. The Company currently intends to retain future earnings, if any, for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors taking into account the Company's financial condition and requirements, its future prospects, restrictions in its financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Item 5.  Changes in Securities and Use of Proceeds

         On November 15 and December 9, 1997 the Company issued warrants to purchase up to 250,000 and 35,000 shares of Common Stock to Park Avenue Consulting Group, Inc. ("Park Avenue") and the Investor Relations Group ("IRG"), respectively. The warrants were issued as partial consideration in exchange for consulting services to be performed by Park Avenue and IRG during the year following grant of the warrants. The aggregate value of the warrants is $35,050 as estimated by using the Black-Scholes option-pricing model assuming an expected dividend yield of 0%, an expected stock price volatility of 70%, an expected life of option of 3 years and a risk-free interest rate based on the 3 year treasury bond yield on the date of grant. The warrants were issued pursuant to section 4(2) of the Securities Act of 1933 inasmuch as the warrants were issued by the issuer in a transaction not involving a public offering. The Park Avenue warrants are exercisable for four and one-half years following the date of grant at the following prices: 150,000 shares at $1.50 per share, and 100,000 shares at $2.00 per share. The IRG warrants are exercisable for five years following the date of grant at $.42 per share.

         On December 5, 1997 the Company issued warrants to purchase up to 300,000 and 500,000 shares of Common Stock to the Estate of Karl H. Beyer, Jr. and Paramount Capital, Inc., respectively. The warrants were issued as partial consideration in exchange for the acquisition of a license to PZG. Paramount became immediately vested in 200,000 of its 500,000 warrants, with the remainder vesting on the achievement of certain milestones. The aggregate value of the vested warrants is $135,000 as estimated by using the Black- Scholes option-pricing model assuming an expected dividend yield of 0%, an expected stock price volatility of 70%, an expected life of option of 5 years and a risk-free interest rate based on the 5 year treasury bond yield on the date of grant. The warrants were issued pursuant to section 4(2) of the Securities Act of 1933 inasmuch as the warrants were issued by the issuer in a transaction not involving a public offering. The warrants are exercisable for five years following the date of grant at $.438 per share.

Item 6.  Selected Financial Data

                                                                                                      Period From
                                                                                                      June 12, 1990


                                                                                                      (Inception) to

                                                Years Ended December 31                               December 31,
                              ----------------------------------------------------------------------
                               1993             1994            1995        1996 (1)            1997             1997
                               ----             ----            ----        ----                ----             ----
Statements of
  Operations Data:
Revenue:
  Interest income....       $21,766         $114,648        $121,438        $296,730        $445,606       $1,033,998
 Grant & contract
     revenue.........            --          109,995          17,875              --         155,206          283,076
                      -------------        ---------
          Total
           revenue...        21,766          224,643         139,313         296,730         600,812        1,317,074
                             ------          -------         -------         -------         -------        ---------
Operating expenses:
  Research and
     development.....     1,434,956        2,013,934       1,819,887       3,176,742       3,748,216       12,929,363
  Charge for acquired
  research and
  development                    --               --              --       3,062,913         235,000        3,297,913
  General and
   administrative....     1,236,034        1,360,367         961,833       1,404,955       1,497,006        7,334,544
          Total
           operating
           expenses..     2,670,990        3,374,301       2,781,720       7,644,610       5,480,222       23,561,820
Net loss.............  $(2,649,224)     $(3,149,658)    $(2,642,407)    $(7,347,880)    $(4,879,410)    $(22,244,746)
Basic and diluted net
loss per common  share       $(.54)           $(.57)          $(.43)          $(.93)          $(.43)
Basic and diluted
weighted average
number of shares
outstanding..........     4,894,928        5,534,497       6,167,817       7,912,068      11,301,305




                                                                  At December 31
                                       -----------------------------------------------------------------------------
                                            1993             1994             1995         1996 (1)             1997
                                            ----             ----             ----         ----                 ----
Balance Sheet Data:
Cash and cash equivalents             $1,221,030       $2,348,522         $734,296      $10,246,812       $4,767,317
Short Term Investments                        --        1,099,877               --               --        1,473,275
Working capital (deficit)            (3,072,792)        3,249,449          728,560        9,700,066        5,568,130
Total assets                           2,037,337        3,626,680          999,966       11,086,283        6,816,251
Total convertible notes                3,869,124               --               --               --               --
Deficit accumulated during the
  development stage                  (4,225,391)      (7,375,049)     (10,017,456)     (17,365,336)     (22,244,746)
Total stockholders' equity (deficit) (2,271,639)        3,369,004          814,105       10,456,786        6,075,011

(1) The Company acquired the business and assets of Lexin in March 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Sparta is a development stage pharmaceutical company engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life-threatening diseases including cancer, cardiovascular disorders and inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of December 31, 1997, the Company's accumulated deficit was $22,244,746.

General

         During 1997, the Company focused on advancing its product candidates into and through clinical trials. The Company commenced Phase I clinical trials in the United States for SpartajectTM busulfan and 5-FP. Sparta also announced the initiation of Phase I clinical trials using SpartajectTM busulfan at Hammersmith Hospital in London, England by its licensee in Europe. Sparta's collaborator in the United Kingdom progressed with a trial of asulacrine, a product candidate which the Company has an option to acquire, and the Company also progressed with its ongoing Phase I/II trial of RII retinamide, a compound for use in myelodysplastic syndrome. In December 1997, the Company announced the acquisition of exclusive worldwide rights to develop and commercialize Pyrazinoylguanidine (PZG), a compound with the potential to treat a variety of significant chronic metabolic diseases including type II diabetes mellitus and which has already been in preliminary Phase II clinical trials. In early 1998, the Company announced an agreement with the Bioprocessing Resource Center for production of Sparta's LEX 032 compound for use in animal pharmacology studies pursuant to its $750,000 Phase II SBIR Grant from the NIH awarded in September 1997.

Results of Operations

    Years Ended December 31, 1996 and 1997

         Revenue increased from $296,730 in 1996 to $600,812 in 1997 due to a significant increase in both interest income earned on greater cash balances available for investment resulting from the private placements concluded during 1996 and grant revenue received pursuant to a Phase II SBIR award in 1997. Although the Company earned interest income of $445,606 on its investments in 1997, this amount is expected to decrease over subsequent periods as investable funds are consumed by the operations of the Company, unless the Company is able to secure additional funding. Fees earned in connection with contracts under which the Company provided pharmaceutical clients with drug formulations utilizing its Spartaject Technology increased from $0 in 1996 to $39,074 in 1997. The Company also earned $116,132 in revenues from a Phase II SBIR Grant awarded in 1997. The Company expects to record additional revenue during 1998 from the SBIR Grant which extends through August 1999. The amount of revenues, if any, may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

         Research and development expenses increased from $3,176,742 in 1996, to $3,748,216 in 1997. The $571,474 increase reflects increased spending on personnel, legal fees associated with patents, license fees related to product candidates and clinical development costs.

         General and administrative expenses increased from $1,404,955 in 1996, to $1,497,006 in 1997. The $92,051 increase resulted from increased personnel and investor relations expenses offset by reductions in financial consulting and facility related expenses.

         The Company recorded a significant one-time charge of $235,000 in the fourth quarter of 1997 for in- process research and development acquired in conjunction with the license to PZG. In 1996, the Company recorded a significant one time non-cash charge of $3,062,913 related to the acquisition of in-process research and development in conjunction with the purchase of the business and assets of Lexin. The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.


    Years Ended December 31, 1995 and 1996

         Revenue increased from $139,313 in 1995 to $296,730 in 1996 due to a significant increase in interest income earned on greater cash balances available for investment resulting from the private placements concluded during 1996. Fees earned in connection with contracts under which the Company provided pharmaceutical clients with drug formulations utilizing its Spartaject Technology decreased from approximately $18,000 in 1995 to $0 in 1996.

         Research and development expenses increased from $1,819,887 in 1995 to $3,176,742 in 1996. The $1,356,855 increase reflects increased spending on the production of clinical trial materials to support the clinical trials of RII retinamide, Spartaject busulfan and 5-FP, along with increases in personnel, consulting, legal fees associated with patents and facility related expenses.

         General and administrative expenses increased from $961,833 in 1995 to $1,404,955 in 1996. The increase resulted from increased personnel, consulting and facility related expenses.

         The Company recorded a significant one time non-cash charge of $3,062,913 in the first quarter of 1996 related to the acquisition of in-process research and development in conjunction with the purchase of the business and assets of Lexin.

Liquidity and Capital Resources

         The Company has used $16,494,299 to fund operations from inception through December 31, 1997. The Company has financed its operations to date from the proceeds of its private placements concluded in 1996, its initial public offering in 1994, prior placements of equity and convertible debt securities and investment income. In 1997, the Company made minimum royalty payments and annual maintenance fee payments in the aggregate of $107,000 and is obligated to make payments of $352,000 in 1998. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to $78,000 based on the fulfillment of certain benchmarks. The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations that require future payments. The Company anticipates making payments of approximately $807,000 under the agreements that were in effect as of February 28, 1998. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with three of its executive officers as well as certain consulting agreements that provide for aggregate annual minimum payments of $546,000 and $262,000, respectively, in 1998. In 1997, the Company entered into a sublease through July 1999 for approximately 75% of its Horsham facility. From time to time, the Company contracts with outside firms for services paid for with a combination of cash and Common Stock.

         In July and August, 1996, the Company completed a private placement of units (the "Units"), or fractions thereof, with each Unit comprised of 10,000 shares of the Company's Series B' Preferred Stock and warrants to purchase 66,667 shares of the Company's Common Stock at an exercise price of $1.50 per share (the "Class C Warrants"). Each Unit was priced at $100,000 and gross proceeds from this placement were $12,965,000.

         The Series B' Preferred Stock included in the Units is convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion price of $.75 such that the 10,000 shares of the Company's Series B' Preferred Stock included in a Unit are currently convertible into 133,333 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. The Series B' Preferred Stock is subject to mandatory conversion at the option of the Company if the closing price of the Common Stock shall have exceeded 200% of the then applicable conversion price for at least 20 trading days in any 30 consecutive trading day period. Class C Warrants to purchase 11,309,722 shares of Common Stock are currently outstanding and are redeemable under certain circumstances. Each Class C Warrant has a five-year term.

         The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to the Class C Warrants, Common Stock previously issued to Yale University and the Common Stock issuable upon
(a) conversion of the Series B' Preferred Stock, (b) exercise of the Class C Warrants, (c) the exercise of certain warrants issued to the Placement Agent and
(d) the exercise in full of the Unit Purchase Options granted to the underwriter of the Company's Initial Public Offering (collectively, the "Registrable Securities"). The registration statement was declared effective by the Securities and Exchange Commission on October 22, 1996 and supplemented on September 12, 1997.

         As of December 31, 1997, the Company had cash and short term investments of $6,240,592, accounts payable and accrued expenses of $741,240, and working capital of $5,568,130.

         The Company currently anticipates that the available cash, cash equivalents, and investments will be sufficient to fund operations through the first quarter of 1999. However, the Company may be required to obtain additional financing to continue operations during such period in the event of cost overruns or unanticipated expenses. The Company has experienced delays in funding its planned research and development activities and will require substantial additional funds to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors, including, but not limited to, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has no current commitment to obtain additional funding and is unable to state the amount or potential source of such additional funds. Moreover, because of the Company's potential long-term capital requirements, it may undertake additional equity offerings whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate research and development programs, capital expenditures, and other operating expenses. Additionally, the Company continues to evaluate expressions of interest from other pharmaceutical and biotech companies related to strategic alliances and transactions including, but not limited to, the potential licensing or acquisition of the Company's technologies and/or product candidates. The Company may be required to obtain funds through arrangements with collaborative partners that may require the Company to relinquish certain material rights to its products that it would not otherwise relinquish.

         The Company's ability to raise funds is likely to be adversely affected if it is unable to continue to meet the listing criteria on the Nasdaq SmallCap Market. On August 22, 1997, The Nasdaq Stock Market ("Nasdaq") received approval from the Securities and Exchange Commission for changes to its listing requirements which involved both quantitative and qualitative standards for both initial and continued inclusion on the Nasdaq SmallCap Market. These changes became effective February 23, 1998 for companies listed on the Nasdaq SmallCap Market. The Company was notified by Nasdaq that it failed to meet the continued listing requirements related to the maintenance of a $1.00 minimum bid price for the Company's Common Stock. The Company was subsequently notified by Nasdaq that it would be granted an additional 90 days, beyond February 23, 1998 until May 28, 1998, to comply with the $1.00 minimum bid price requirement. In the event that the Company fails to meet the $1.00 minimum bid price within the extended due date, the Company's securities would likely be removed from the Nasdaq SmallCap Market and moved to the OTC Bulletin Board. As a result of the Common Stock being traded on the OTC Bulletin Board, investors could find it difficult to obtain accurate quotations as to the price of the Common Stock, and the other publicly-traded securities of the Company. Additionally, if delisting occurs, the Company's securities may also become "penny stock" as defined in the Securities Exchange Act of 1934, as amended, which may also adversely affect the Company's ability to raise funds.

         In an attempt to increase the price of the Company's Common Stock to a point in excess of $1.00 in order to comply with the new Nasdaq SmallCap Market continued listing requirements , the Board of Directors of the Company has unanimously approved, subject to stockholder approval, a proposed amendment to the Company's Restated Certificate of Incorporation, as amended (the "Amendment") which will effect a one-for-five reverse stock split (the "Reverse Split") of the Company's outstanding shares of Common Stock. On March 20, 1998, the Company had 72,000,000 shares of authorized Common Stock of which 16,357,706 shares were issued and outstanding and 35,047,903 shares were reserved for issuance pursuant to outstanding options, warrants, convertible preferred stock and other securities. Had the Amendment to effect the Reverse Split been approved and effective as of March 20, 1998, the Company would have had 72,000,000 authorized shares of Common Stock, approximately 10,281,122 shares of Common Stock issued and outstanding or reserved for issuance and approximately 61,718,878 authorized shares of Common Stock unissued and not reserved for any purpose.

         The authorized number of shares of the Company's Preferred Stock, $.001 par value per share (the "Preferred Stock") will remain unchanged at 11,000,000 shares. The number of issued and outstanding shares of Preferred Stock, which as of March 20, 1998 consisted of 966,312 shares of Series B' Preferred Stock, $.001 par value per share, will also be unchanged.

         If the requisite approval by the Company's stockholders is obtained, the Amendment to effect the Reverse Split will be effective upon the close of business on the date of filing of the Amendment with the Delaware Secretary of State (currently scheduled to occur on May 12, 1998).

         There can be no assurance that any of the intended effects of the Reverse Stock Split will occur, that the price per share of Common Stock will increase proportionately with the decrease in the number of shares, or that any price increase can be sustained for a prolonged period of time. There also can be no assurance that subsequent to the Reverse Split, the Company will be able to maintain the Nasdaq SmallCap Market's continued listing requirements.

Impact of Year 2000

                   The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Some computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

                   Based on a recent assessment, the Company believes that the exposure of its internal systems to the Year 2000 Issue is immaterial as internal systems are Year 2000 compliant. The Company intends to contact its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. To date, the Company is unaware of any situations of noncompliance that would adversely affect its operations. However, there can be no assurance that a failure to convert by another company would not have a material adverse effect on the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference from the information under the captions "Management -- Directors" and "-- Executive Officers" contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders to be held on May 11, 1998 ( the "Proxy Statement").

Item 11.  Executive Compensation

         The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Management and Principal Stockholders" contained in the Proxy Statement.

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

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants - Arthur Andersen LLP.........................................  F-1
Report of Independent Auditors - Ernst & Young LLP.....................................................  F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 1996 and 1997...........................................  F-3
Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997, for the period from June 12, 1990 (Inception) to December 31, 1997.....................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1995,
    1996 and 1997......................................................................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997, for the period from June 12, 1990 (Inception) to December 31, 1997.....................................  F-8
Notes to Consolidated Financial Statements.............................................................  F-9

         (a) (2) All financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

         (a) (3) Exhibits:

Exhibit No.                Description
%%% 2.1           -- Copy of the Asset Purchase Agreement, with exhibits thereto, dated February 22, 1996, between the Registrant and Lexin Pharmaceutical Corporation
   *3.2           -- Restated By-Laws of the Registrant
  @ 3.4           -- Amended and Restated Certificate of Incorporation filed August 1, 1996.
 &  3.4A          -- Certificate of Designation of the Series B' Convertible Preferred Stock filed on August 23,
                     1996.
  **4.2           -- Form of Common Stock Certificate
  **4.3           -- Form of Class A Warrant Certificate
  **4.4           -- Form of Class B Warrant Certificate
 ***4.5           -- Unit Purchase Option granted to Americorp Securities Inc. dated
                     June 28, 1994
 ***4.6           -- Warrant Agreement entered into among Midlantic National Bank,
                     Americorp Securities, Inc., and the Registrant dated June 21, 1994
  @@4.7           -- Warrant Agreement for the Class C Warrants, dated
                     August 23, 1996 between the Registrant, First City
                     Transfer Company and Paramount Capital, Inc.
  @@4.8           -- Form of Class C Warrant Certificate ( see Exhibit 4.7)
 *+10.1           -- Exclusive License Agreement, dated October 1, 1991, between the
                     Registrant and Yale University ("Yale") and Subscription
                     Agreement, dated October 21, 1991, between the Registrant and Yale

 *+10.1A            -- Revised pages of Exhibit 10.1
 *+10.2             -- License Agreement, dated October 7, 1991, between the Registrant and The Research Foundation of State University of New York
 *+10.2A            -- Revised pages of Exhibit 10.2
 *+10.3             -- Research and License Agreement, dated as of October 15, 1991, between the Registrant and Institute of Materia Medica of the
                       Chinese Academy of Medical Sciences ("BIMM"), as amended by an Amendment of Research and License Agreement, dated as of
                       March 1, 1992, between the Registrant and BIMM
 *+10.3A            -- Revised pages of Exhibit 10.3
 *+10.4             -- Licensing and First Refusal Agreement, dated as of March 12, 1992, between the Registrant and the Dana-Farber Cancer Institute, Inc.
                       ("Dana-Farber"), a Letter Agreement, dated March 12, 1992, between the Registrant and Dana-Farber, and a Letter Agreement,
                       dated September 12, 1992, between the Registrant and Dana-Farber
 *+10.4A            -- Revised pages of Exhibit 10.4
 *+10.5             -- License Agreement, dated as of August 31, 1992, between the
                       Registrant and Imperial Chemical Industries PLC
 *+10.5A            -- Revised pages of Exhibit 10.5
  *10.6             -- Letter Agreement, dated October 30, 1992, among the
                       Registrant, Imperial Chemical Industries PLC, and ICI
                       Bioscience Limited
 *+10.7             -- Collaboration and Option Agreement, dated September 18, 1992, by and among the Registrant, Cancer Research Campaign and Cancer
                       Research Campaign Technology Limited
 *+10.7A            -- Revised pages of Exhibit 10.7
&&+10.8             -- Amended and Restated Sublicense Agreement, dated January 1,
                       1997, between the Registrant and Research Triangle
                       Pharmaceuticals Ltd. ("RTP").
 *+10.9             -- Service Agreement, dated November 27, 1991, between the
                       Registrant and Cato Research, Ltd. ("Cato"), as amended by a Letter
                       Agreement, dated March 16, 1993, between the Registrant and Cato
  *10.9A            -- Revised pages of Exhibit 10.9
  *10.10            -- Letter Agreement, dated October 28, 1991, between the Registrant and Cato
  *10.11            -- Subscription Agreement, dated November 27, 1991, between the
                       Registrant and Cato Holding Co.
  *10.12            -- Subscription Agreement, dated December 10, 1993, between the
                       Registrant and Cato Holding Co.
  *10.13            -- Employment Agreement, dated as of January 28, 1991, between the
                       Registrant and William M. Sullivan, as amended by a Letter
                       Agreement, dated as of March 2, 1993, between the parties (1)
  *10.14            -- Nonqualified Stock Option Agreement, dated as of December 3,
                       1991, between the Registrant and William M. Sullivan (1)
  *10.15            -- Confidentiality Agreement, dated as of January 28, 1991, between the Registrant and William M. Sullivan
  *10.27            -- Letter Agreement, dated March 23, 1993, between the Registrant and Paramount Capital, Inc., as amended by Letter Agreements dated June 24, 1993, June 28, 1993, September 24, 1993 and
                       November 5, 1993
  *10.30            -- 1991 Stock Plan, as amended


  *10.43            -- Registration Rights Agreement, dated November 12, 1993, among the Registrant and certain rights holders, as amended as of December 14, 1993
  *10.44            -- Subscription Agreement dated September 14, 1992 and
                       Letter Agreements dated October 12, 1992 and December 13,
                       1993, between the Registrant and Yale
  *10.44A           -- Letter Agreement dated January 4, 1994
***10.46            -- M/A Agreement between the Registrant and Americorp Securities,
                       Inc. dated June 28, 1994
 **10.47            -- Form of Warrant Purchase Agreement among the Registrant, Healthcare Capital
                       Investments, Inc.,  Societe Generale Securities Corporation and the Holders listed on
                       Schedule I thereto
 **10.48            -- Form of Warrant Purchase Agreement among the Registrant, Paramount Capital, Inc.
                       and the Holders listed on Schedule I thereto
***10.49            -- Underwriting Agreement between the Registrant and Americorp
                       Securities, Inc. dated June 21, 1994
***10.50            -- Unit Purchase Option granted to LT Lawrence & Company, Inc.
                       dated June 28, 1994
  #10.51            -- Nonqualified Stock Option Agreement, dated as of December 16, 1994, between the
                       Registrant and William M. Sullivan (1)
  #10.52            -- Nonqualified Stock Option Agreement, dated as of July 10, 1994, between the Registrant and Sir John Vane, FSR (1)
  #10.54            -- Nonqualified Stock Option Agreement, dated as of July 10, 1994, between the
                       Registrant and Peter Barton Hutt (1)
  #10.57            -- Amendment (dated November 26, 1994) to the Service
                       Agreement, dated November 27, 1991, between the Registrant and Cato Holding Co.
  #10.58            -- Amendment (dated December 16, 1994) to the Employment Agreement, dated January
                       28, 1991, between the Registrant and William M. Sullivan, as amended by a Letter
                       Agreement, dated as of March 2, 1993, between the parties (1)
 ##10.59            -- Nonqualified Stock Option Agreement, dated as of June 7, 1995, between the Registrant and Sir John Vane, FSR (1)
 ##10.61            -- Nonqualified Stock Option Agreement, dated as of June 7, 1995, between the Registrant and Peter Barton Hutt (1)
 ##10.62            -- Amendment (dated June 1, 1995) to the Research and License Agreement, dated as of
                       October 15, 1991, between the Registrant and BIMM, as amended by an Amendment of
                       Research and License Agreement, dated as of March 1, 1992, between the Registrant and
                       BIMM
  %10.64            -- Amendment (dated as of September 14, 1994) to the Collaboration and Option Agreement,
                       dated September 18, 1992, by and among the Registrant, Cancer Research Campaign and
                       Cancer Research Campaign Technology Limited
 %%10.65            -- Form of Nonqualified Stock Option Agreement, dated as of December 10, 1995, between the Company and William M. Sullivan (1)
 %%10.67            -- Distribution Agreement, dated as of December 1, 1995, among Sparta Pharmaceuticals,
                       Inc., Orphan Europe SARL and Swedish Orphan, AB
 %%10.68            -- Warrant Agreement between the Registrant  and Paramount Capital, Inc., dated February
                       29, 1996
  ^10.69            -- Financial advisory agreement between the Registrant and Paramount Capital, Inc. dated as of February 29, 1996
^^+10.70            -- Evaluation and option agreement between Lexin Pharmaceutical Corporation and Astra
                       Merck, Inc. dated as of October 25, 1995 (Assigned to Registrant pursuant to the Lexin
                       Purchase)

^^+10.71           -- Collaborative Research and Licensing Agreement between Lexin Pharmaceutical
                      Corporation and Wichita State University dated as of April 1, 1994 (Assigned to
                      Registrant pursuant to the Lexin Purchase)
^^+10.72           -- License Agreement between PI Research Corporation (predecessor in name to Lexin
                      Pharmaceutical Corporation) and the Trustees of The University of Pennsylvania dated as of January 2, 1992 (Assigned to Registrant pursuant to the Lexin Purchase)
  ^10.73           -- Amendment (dated March 15, 1996) to the Employment Agreement  dated January 28,
                      1991, between the Registrant and William M. Sullivan, as amended by letter agreements, dated as of March 2, 1993 and December 16, 1994, between the parties (1)
  ^10.74           -- Placement Agency Agreement between the Registrant and Paramount Capital, Inc., dated as of January 22, 1996
  @10.75           -- Placement Agency Agreement between the Registrant and Paramount Capital, Inc., dated as of June 3, 1996
  @10.77           -- Amendment (dated March 29, 1996) to the Collaborative Research and Licensing
                      Agreement between Lexin Pharmaceutical Corporation and Wichita State University dated as of April 1, 1994 (Assigned to Registrant pursuant to the Lexin Purchase)
 @@10.79           -- Promissory Note dated August 23, 1996, in the amount of $100,000 from Jerry B. Hook
                      Ph.D. to the Registrant.(1)
 @@10.81           -- Promissory Note dated August 23, 1996, in the amount of $50,000 from Ronald H. Spair to the Registrant.(1)
 &&10.82           -- Employment Agreement, dated March 15, 1996, between the Registrant and Ronald
                      H. Spair (1)
 &&10.83           -- Net Lease Agreement dated March 29, 1994,  and entered into between Lexin
                      Pharmaceutical Corporation and the Pennsylvania Business Campus (assigned to the
                      Registrant).
 &&10.84           -- Nonqualified Stock Option Agreement, dated as of September 5,
                      1996 between the Registrant and Colin B. Bier, Ph.D.(1)
 &&10.86           -- Incentive Stock Option Agreement, dated as of December 5, 1996, between the Registrant and Jerry B. Hook, Ph.D.(1)
 &&10.88           -- Incentive Stock Option Agreement, dated as of December 5, 1996, between the Registrant and Ronald H. Spair.(1)
 &&10.89           -- Nonqualified Stock Option Agreement, dated as of June 17, 1996  between the Registrant and Sir John Vane, FSR (1)
 &&10.90           -- Nonqualified Stock Option Agreement, dated as of June 17, 1996, between the Registrant and Peter Barton Hutt (1)
&&&10.91           -- Nonqualified Stock Option Agreement, dated as of June 17, 1997  between the Registrant and Sir John Vane, FSR (1)
&&&10.92           -- Nonqualified Stock Option Agreement, dated as of June 17, 1997, between the Registrant and Peter Barton Hutt (1)
&&&10.93           -- Nonqualified Stock Option Agreement, dated as of June 17, 1997  between the Registrant and Colin B. Bier, Ph.D.(1)
^^^10.94           -- Employment Agreement, dated September 15, 1997, between the
                      Registrant and Martin Rose, M.D., J.D.(1)
^^^10.95           -- Incentive Stock Option Agreement, dated as of September 15, 1997  between the
                      Registrant and Martin Rose, M.D., J.D.(1)
   10.96           -- Form of Incentive Stock Option Agreement entered into with Executive Officers (1)
   10.97!          -- License Agreement, dated as of December 4, 1997, between the Registrant and the Estate of Karl H. Beyer, Jr.
   10.98           -- Warrant Agreement dated December 9, 1997, between the Registrant and Dian Griesel,
                      Ph.D, of the Investor Relations Group

  10.99            -- Warrant Agreement dated December 9, 1997, between the Registrant and Jacqueline Resto of the Investor Relations Group
  10.100           -- Warrant Agreement dated December 4, 1997, between the Registrant and Paramount
                      Capital Investments, LLC
  21.1             -- Subsidiary of the Registrant
  23.1             -- Consent of Arthur Andersen LLP
  23.2             -- Consent of Ernst & Young LLP
  27.1             -- Financial Data Schedule
  99.22            -- Press Release, dated as of December 8, 1997 announcing that the Registrant acquired exclusive worldwide right to develop and commercialize Pyrazinoylguanidine, a drug candidate with potential to treat a variety of significant chronic metabolic diseases including type II diabetes mellitus
  99.23            -- Press Release, dated as of January 20, 1998 announcing that the Registrant entered into a production agreement with the Bioprocessing Resource Center, Inc., for the production of the Registrant's LEX 032
  99.24            -- Press Release, dated as of February 23, 1998 announcing that the United States Patent and
                      Trademark Office has granted United States Patent #5,703,130 submitted by Drs. Rui Han and Zong-Ru Guo of the Institute of Materia Medica, Chinese Academy of Medical
                      Sciences, Beijing, China
  99.25            -- Press Release, dated as of March 16, 1998 announcing the election by the Board of
                      Directors of Jerry Hook, the Registrant's current President and Chief Executive Officer, as
                      Chairman of the Board of Directors

         ---------------

  * Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-72882, filed on December 14, 1993, or amendments thereto, and incorporated by reference herein.
 ** Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-78086, filed on April 25, 1994, or in Amendment No. 1 thereto, filed on June 1, 1994.
*** Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, filed on August 15, 1994 and incorporated by reference herein.
  # Previously filed with the Company's 1994 Annual Report on Form 10-K, filed on March 31, 1995, and incorporated by reference herein.
 ## Previously filed with the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 1995, filed on August 14, 1995.
### Previously filed with the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on January 24, 1996.
  % Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on November 14, 1995.
 %% Previously filed with the Company's 1995 Annual Report on Form 10-K, filed on April 1, 1996, and incorporated by reference herein.
%%% Previously filed with the Company's report on Form 8-K filed on April 1, 1996, and incorporated by reference herein.
  & Previously filed with the Company's report on Form 8-K filed on September 26, 1996, and incorporated by reference herein.
 && Previously filed with the Company's 1996 Annual Report on Form 10-K, filed on March 27, 1997, and incorporated by reference herein.
&&& Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 8, 1997.
  ^ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 15, 1996.

 ^^ Previously filed with the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1996, filed on July 17, 1996.
^^^ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed on November 7, 1997.
  @ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 9, 1996.
 @@ Previously filed with the Company's Registration Statement on Form S-3, Registration Number 333-13621, filed on October 7, 1996, or in Amendment No. 1 thereto, filed on October 17, 1996.
(1)     Represents a management contract or compensatory plan or arrangement.
  + Confidential Treatment has been granted by the Securities and Exchange Commission.
  ! Confidential Treatment has been requested from the Securities and Exchange Commission.


(b) Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the quarter:

         None

(c) Exhibits:

         See Item 14 (a) (3) above

(d) Financial Statements:

         See Item 14 (a) (2) above

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SPARTA PHARMACEUTICALS, INC.

                           By: /s/ Jerry B. Hook
                               -------------------
                               Jerry B. Hook, Ph.D.
                      President and Chief Executive Officer
                              Dated: March 16, 1998

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry B. Hook, Ph.D. and Ronald H. Spair or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                             Title                                Date
/s/  Jerry B. Hook, Ph.D.                  Chairman of the Board,                   March 16, 1998
---------------------------------
      Jerry B. Hook, Ph.D.                 President and Chief Executive
                                           Officer (principal executive
                                             officer) and Director

/s/  Ronald H. Spair                       Vice President and Chief                 March 16, 1998
---------------------------------
      Ronald H. Spair                        Financial Officer (principal
                                             financial and accounting officer)

/s/ Colin B. Bier, Ph.D.                   Director                                 March 16, 1998
---------------------------------
     Colin B. Bier, Ph.D.

                                           Director
---------------------------------
      Peter Barton Hutt

                                           Director
---------------------------------
      Lindsay A. Rosenwald, M.D.

/s/  Richard L. Sherman                    Director                                 March 16, 1998
---------------------------------
     Richard L. Sherman


/s/ William M. Sullivan                             Director                        March 16, 1998
---------------------------------
     William M. Sullivan

/s/  John Vane                                      Director                        March 16, 1998
---------------------------------
      Professor Sir John Vane

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Sparta Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Sparta Pharmaceuticals, Inc. (a Delaware corporation in the development stage) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended and the related statements of operations and cash flows for the period from inception (June 12, 1990) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sparta Pharmaceuticals, Inc. for the period from inception to December 31, 1995. Such statements are included in the cumulative inception to December 31, 1997 totals of the statements of operations and cash flows and reflect total revenues and net loss of 32 percent and 45 percent, respectively, of the related cumulative totals. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1995, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparta Pharmaceuticals, Inc. and Subsidiary, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended and for the period from inception (June 12, 1990) to December 31, 1997, in conformity with generally accepted accounting principles.


                                                    ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
   February 27, 1998

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Sparta Pharmaceuticals, Inc. (A Development Stage company)

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Sparta Pharmaceuticals, Inc. (a development stage company) for the year ended December 31, 1995 and for the period from June 12, 1990 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sparta Pharmaceuticals, Inc. (a developmental stage company) for the year ended December 31, 1995 and for the period from June 12, 1990 (inception) to December 31, 1995 in conformity with generally accepted accounting principles.

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


                                            ERNST & YOUNG LLP

Raleigh, North Carolina
January 31, 1996

                   SPARTA PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                                   December 31,
                                                                                        ---------------------------------
                                                                                            1996                 1997
                                                                                            ----                 ----
                                 Assets
Current assets:
  Cash and cash equivalents ....................................................        $ 10,246,812         $  4,767,317
  Short-term investments .......................................................                --              1,473,275
  Prepaid expenses and other current assets ....................................              82,751               68,778
                                                                                        ------------         ------------
     Total current assets ......................................................          10,329,563            6,309,370
                                                                                        ------------         ------------
Fixed assets:
  Office equipment .............................................................             177,595              189,962
  Leasehold improvements .......................................................             522,215              522,215
  Less: accumulated depreciation and amortization ..............................            (181,417)            (375,482)
                                                                                        ------------         ------------
                                                                                             518,393              336,695
License agreements, net of amortization of $73,303 in 1996 and
   $92,912 in 1997 .............................................................              41,485               21,876
Restricted cash ................................................................             196,842              148,310
                                                                                        ------------         ------------
                                                                                        $ 11,086,283         $  6,816,251
                                                                                        ============         ============
                  Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses ........................................        $    629,497         $    741,240
                                                                                        ------------         ------------
     Total current liabilities .................................................             629,497              741,240
                                                                                        ------------         ------------
Commitments (Note 7)
Stockholders' equity:
   Preferred Stock, not designated, $.001 par value; authorized and unissued
     8,675,725 shares ..........................................................                --                   --
  Series B' Convertible Preferred Stock, $.001 par value; liquidation preference $13 per share; authorized 2,324,275 shares; issued and
     outstanding 1,487,146 shares in 1996 and 1,020,747 in 1997 ................               1,487                1,021
  Common Stock, $.001 par value; authorized 72,000,000 shares;
     issued and outstanding 9,587,717 shares in 1996 and 15,580,772
     shares in 1997 ............................................................               9,588               15,581
  Additional paid-in capital ...................................................          28,176,356           28,604,142
  Stock subscription receivable ................................................            (200,000)            (133,333)
  Deferred compensation ........................................................            (165,309)            (167,654)
  Deficit accumulated during the development stage .............................         (17,365,336)         (22,244,746)
                                                                                        ------------         ------------
     Total stockholders' equity ................................................          10,456,786            6,075,011
                                                                                        ------------         ------------
                                                                                        $ 11,086,283         $  6,816,251
                                                                                        ============         ============

   The accompanying notes are an integral part of these financial statements.

                   SPARTA PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Operations

                                                                                                         Period from
                                                                                                        June 12, 1990
                                                                  Year Ended December 31,               (Inception) to
                                                                  -----------------------                 December 31,
                                                        1995              1996            1997               1997
                                                        ----              ----            ----               ----
Revenue:
  Interest income................................    $   121,438      $   296,730      $   445,606       $  1,033,998
  Grant income and contract revenue..............         17,875               --          155,206            283,076
                                                     -----------      -----------      -----------       ------------
           Total revenue.........................        139,313          296,730          600,812          1,317,074
                                                     -----------      -----------      -----------       ------------
Operating expenses:
  Research and development.......................      1,819,887        3,176,742        3,748,216         12,929,363
  General and administrative.....................        961,833        1,404,955        1,497,006          7,334,544
  Charge for acquired research and development...             --        3,062,913          235,000          3,297,913
           Total operating expenses..............      2,781,720        7,644,610        5,480,222         23,561,820
                                                     -----------      -----------      -----------       ------------
Net loss.........................................    $(2,642,407)     $(7,347,880)     $(4,879,410)      $(22,244,746)
                                                     ===========      ===========      ===========       ============

Basic and diluted net loss per share.............          $(.43)           $(.93)           $(.43)
                                                           =====            =====            =====
Basic and diluted weighted average
  number of shares outstanding...................      6,167,817        7,912,068       11,301,305
                                                     ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                   SPARTA PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

            Consolidated Statements of Stockholders' Equity (Deficit)



                                                               Convertible
                                                             Preferred Stock          Common    Additional                 Stock
                                       Date of         ----------------------------    Stock     Paid In    Unrealized  Subscription
                                     Transaction       Series A  Series B  Series C  Par Value   Capital    Gain/(Loss)  Receivable
                                     -----------       --------  --------  --------  ---------  ----------  -----------  -----------
Balance at June 12, 1990...........                     $         $        $         $         $               $          $
 Issuance of 1,448,333 shares at
   $.003 per share.................  June 1990            --        --       --        1,448         2,897      --         --
                                                        ----      ----     ----       ------    ----------     ---        ---
Balance at December 31, 1990.......                       --        --       --        1,448         2,897      --         --
 Issuance of 864,241 shares at
   $.003 per share for services....  February through     --        --       --          865         1,728      --         --
                                     December 1991
 Issuance of 325,815 shares at $3.99
   per share net of issuance costs.  December 1991       326        --       --           --     1,274,874      --         --
 Net loss for 1991.................                       --        --       --           --            --      --         --
                                                        ----      ----     ----       ------    ----------     ---        ---

Balance at December 31, 1991.......                      326        --       --        2,313     1,279,499      --         --
 Issuance of 50,125 shares at $3.99
   per share in exchange for
   cancellation of notes payable...  January 1992         50        --       --           --       199,950      --         --
 Issuance of 90,920 shares at $.003
   per share.......................  January through      --        --       --           90           183      --         --
                                     December 1992
 Conversion of Series A Convertible
   Preferred Stock, into 375,939
   shares of Common Stock at $3.99
   per share.......................  December 1992      (376)       --       --          376            --      --         --
 Net loss for 1992.................                       --        --       --           --            --      --         --
                                                        ----      ----     ----       ------    ----------     ---        ---
Balance at December 31, 1992.......                       --        --       --        2,779     1,479,632      --         --
 Repurchase of 12,500 shares at
   $.003 per share.................  January 1993         --        --       --          (12)          (26)     --         --
 Issuance of  125,000 shares at
   $2.00 per share.................  September 1993       --       125       --           --       249,875      --         --
 Exchange of 125,000 shares of
   Series B Convertible Preferred
   Stock 125,000 shares of
   Series C Convertible Preferred
   Stock...........................  December 1993        --      (125)     125           --            --      --         --
 Issuance of 18,657 shares at $2.89
   per share.......................  July through         --        --       --           19        53,860      --         --
                                     December 1993
 Issuance of options to purchase
   166,666 shares Common Stock
   net of issuance costs
   (see Note 4)....................                       --        --       --           --       167,500      --         --
 Net loss for 1993.................                       --        --       --           --            --      --         --
                                                        ----      ----     ----       ------    ----------     ---        ---
Balance at December 31, 1993.......                       --        --      125        2,786     1,950,841      --         --
 Issuance of 58,998 warrants.......  May 1994             --        --       --           --            59      --         --

PART 2

                                                      Deficit
                                                    Accumulated      Total
                                                     During the   Stockholders'
                                       Deferred     Development      Equity
                                     Compensation      Stage        (Deficit)
                                     ------------   -----------   -------------
Balance at June 12, 1990...........      $         $              $
 Issuance of 1,448,333 shares at
   $.003 per share.................       --                --          4,345
                                         ---       -----------    -----------
Balance at December 31, 1990.......       --                --          4,345
 Issuance of 864,241 shares at
   $.003 per share for services....       --                --          2,593

 Issuance of 325,815 shares at $3.99
   per share net of issuance costs.       --                --      1,275,200
 Net loss for 1991.................       --          (358,234)      (358,234)
                                         ---       -----------    -----------
Balance at December 31, 1991.......       --          (358,234)       923,904
 Issuance of 50,125 shares at $3.99
   per share in exchange for
   cancellation of notes payable...       --                --        200,000
 Issuance of 90,920 shares at $.003
   per share.......................       --                --            273

 Conversion of Series A Convertible
   Preferred Stock, into 375,939
   shares of Common Stock at $3.99
   per share.......................       --               --              --
 Net loss for 1992.................       --        (1,217,933)    (1,217,933)
                                         ---       -----------    -----------
Balance at December 31, 1992.......       --        (1,576,167)       (91,756)
 Repurchase of 12,500 shares at
   $.003 per share.................       --                --            (38)
 Issuance of  125,000 shares at
   $2.00 per share.................       --                --        250,000
 Exchange of 125,000 shares of
   Series B Convertible Preferred
   Stock 125,000 shares of
   Series C Convertible Preferred
   Stock...........................       --                --             --
 Issuance of 18,657 shares at $2.89
   per share.......................       --                --         53,879

 Issuance of options to purchase
   166,666 shares Common Stock
   net of issuance costs
   (see Note 4)....................       --                --        167,500
 Net loss for 1993.................       --        (2,649,224)    (2,649,224)
                                         ---       -----------    -----------
Balance at December 31, 1993.......       --        (4,225,391)    (2,271,639)
 Issuance of 58,998 warrants.......       --                --             59

                                                               Convertible
                                                             Preferred Stock          Common    Additional                 Stock
                                       Date of         ----------------------------    Stock     Paid In    Unrealized  Subscription
                                     Transaction       Series A  Series B  Series C  Par Value   Capital    Gain/(Loss)  Receivable
                                     -----------       --------  --------  --------  ---------  ----------  -----------  -----------
 Issuance of 13,459 shares upon
   conversion of Convertible
   Notes and Preferred Stock.....    June 1994            --        --       --           13           (13)       --            --
 Conversion of Convertible Notes
   and Preferred Stock...........    June 1994            --        --     (125)       2,059     3,867,190        --            --
 Proceeds of initial public
   offering net of offering costs
   of $1,335,521.................    June 1994            --        --       --        1,100     4,163,379        --            --
 Issuance of 8,499 shares upon
   option exercise...............    March through        --        --       --            9         2,542        --            --
                                     July 1994
 Issuance of 165,000 units to
   underwriter  upon over allotment  July 1994            --        --       --          165       717,585        --            --
   exercise......................
 Repurchase of 2,500 shares......    July 1994            --        --       --           (2)           (5)       --            --
 Issuance  of 9,806  shares at $4.04
   for services..................    January through      --        --       --            9        39,652        --            --
                                     December 1994
 Unrealized loss on available-
   for-sale investments..........                         --        --       --           --            --    (3,316)           --
 Net loss for 1994...............                         --        --       --           --            --        --            --
                                                         ---       ---      ---       ------    ----------    ------           ---
Balance at December 31, 1994.....                         --        --       --        6,139    10,741,230    (3,316)           --
 Issuance of 25,000 shares upon
   option exercise...............    April 1995           --        --       --           25         7,475        --            --
 Issuance of 21,515 shares at $3.56
   per share for services........    January through      --        --       --           22        76,670        --            --
                                     September 1995
 Net Loss for 1995...............                         --        --       --           --            --        --            --
 Loss on available-for-sale
   investments...................                         --        --       --           --            --     3,316            --
                                                         ---       ---      ---       ------    ----------    ------           ---
Balance at December 31, 1995.....                         --        --       --        6,186    10,825,375        --            --
 Extension of exercise period for
   options of former employees...    January 1996         --        --       --           --        18,738        --            --
 Proceeds of private placement net
   of commissions and expenses
   of $428,571...................    February 1996       300        --       --           --     2,571,129        --            --
 Stock issued for acquisition of
   Lexin Pharmaceuticals
   (see Note 2)..................    March 1996           --        --       --        2,000     3,598,000        --            --
 Deferred compensation related
   to acquisition (see Note 4)...    March 1996           --        --       --           --       206,100        --            --
 Issuance of 5,000 shares at $.003
   per share pursuant to license
   agreement.....................    April 1996           --        --       --            5            10        --            --
 Issuance of 1,288 shares at $2.86
    per share for services.......    June through         --        --       --            2         3,677        --            --
                                     July 1996

PART 2

                                                      Deficit
                                                    Accumulated      Total
                                                     During the   Stockholders'
                                       Deferred     Development      Equity
                                     Compensation      Stage        (Deficit)
                                     ------------   -----------   -------------
 Issuance of 13,459 shares upon
   conversion of Convertible
   Notes and Preferred Stock.....         --                --             --
 Conversion of Convertible Notes
   and Preferred Stock...........         --                --      3,869,124
 Proceeds of initial public
   offering net of offering costs
   of $1,335,521.................         --                --      4,164,479
 Issuance of 8,499 shares upon
   option exercise...............         --                --          2,551

 Issuance of 165,000 units to
   underwriter  upon over allotment
   exercise......................         --                --        717,750
 Repurchase of 2,500 shares......         --                --             (7)
 Issuance  of 9,806  shares at $4.04
   for services..................         --                --         39,661

 Unrealized loss on available-
   for-sale investments..........         --                --         (3,316)
 Net loss for 1994...............         --        (3,149,658)    (3,149,658)
                                    --------       -----------     ----------
Balance at December 31, 1994.....         --        (7,375,049)     3,369,004
 Issuance of 25,000 shares upon
   option exercise...............         --                --          7,500
 Issuance of 21,515 shares at $3.56
   per share for services........         --                --         76,692

 Net Loss for 1995...............         --        (2,642,407)    (2,642,407)
 Loss on available-for-sale
   investments...................         --                --          3,316
                                    --------       -----------     ----------
Balance at December 31, 1995.....         --       (10,017,456)       814,105
 Extension of exercise period for
   options of former employees...         --                --         18,738
 Proceeds of private placement net
   of commissions and expenses
   of $428,571...................         --                --      2,571,429
 Stock issued for acquisition of
   Lexin Pharmaceuticals
   (see Note 2)..................         --                --      3,600,000
 Deferred compensation related
   to acquisition (see Note 4)...   (206,100)               --             --
 Issuance of 5,000 shares at $.003
   per share pursuant to license
   agreement.....................         --                --             15
 Issuance of 1,288 shares at $2.86
   per share for services........         --                --          3,679


                                      F-6

                                                               Convertible
                                                             Preferred Stock          Common    Additional                 Stock
                                       Date of         ----------------------------    Stock     Paid In    Unrealized  Subscription
                                     Transaction       Series A  Series B  Series C  Par Value   Capital    Gain/(Loss)  Receivable
                                     -----------       --------  --------  --------  ---------  ----------  -----------  -----------
 Proceeds of private placement net
   of commissions and expenses of
   $2,029,091 (see Note 4)........   July through         --     1,297       --           --    10,934,612        --       (200,000)
                                     August 1996
 Conversion of Series A to Series B' August 1996        (300)      400       --           --          (100)       --             --
 Issuance of 35,000 warrants
   for services ..................   December 1996        --        --       --           --        20,000        --             --
 Conversion of Preferred Stock to
   Common Stock...................   November through     --      (210)      --        1,395        (1,185)       --             --
                                     December 1996
 Amortization of Deferred
   Compensation for 1996..........                        --        --       --           --            --        --             --
 Net Loss for 1996................                        --        --       --           --            --        --             --
                                                       -----    ------     ----       ------   -----------       ---      ---------
Balance at December 31, 1996......                     $  --    $1,487     $ --       $9,588   $28,176,356       $--      $(200,000)
 Issuance of 50,000 options for
 services.........................   January 1997         --        --       --           --        33,750        --             --
 Forgiveness of one-third of
   common stock subscriptions.....   July 1997            --        --       --           --            --        --         66,667
 Issuance of 266,666 shares
   upon option exercise ..........   September 1997       --        --       --          267        79,733        --             --
 Issuance of 35,504 shares at $1.70
   per share for services.........   August through       --        --       --           35        60,478        --             --
                                     September 1997
 Issuance of 500,000 warrants for
   grant of license agreement.....   December 1997        --        --       --           --       135,000        --             --
 Issuance of 100,000 options for
   services...........               December 1997        --        --       --           --        29,000        --             --
 Issuance of 535,000 warrants for
   services.......................     May through
                                     December 1997        --        --       --           --        95,050        --             --
 Conversion of Preferred Stock to
   Common Stock...................   January through      --      (466)      --        5,691        (5,225)       --             --
                                     December 1997
 Amortization of Deferred
   Compensation for 1997..........                        --        --       --           --            --        --             --
 Net Loss for 1997................                        --        --       --           --            --        --             --
                                                       -----    ------     ----       ------   -----------       ---      ---------
Balance at December 31, 1997......                     $  --    $1,021     $ --      $15,581   $28,604,142       $--      $(133,333)
                                                       =====    ======     ====      =======   ===========       ===      =========

PART 2

                                                      Deficit
                                                    Accumulated      Total
                                                     During the   Stockholders'
                                       Deferred     Development      Equity
                                     Compensation      Stage        (Deficit)
                                     ------------   -----------   -------------
 Proceeds of private placement net
   of commissions and expenses of
   $2,029,091 (see Note 4)........          --                --    10,735,909

 Conversion of Series A to Series B'        --                --            --
 Issuance of 35,000 warrants
   for services ..................          --                --        20,000
 Conversion of Preferred Stock to
   Common Stock...................          --                --            --

 Amortization of Deferred
   Compensation for 1996..........      40,791                --        40,791
 Net Loss for 1996................          --        (7,347,880)   (7,347,880)
                                     ---------      ------------   -----------
Balance at December 31, 1996......   $(165,309)     $(17,365,336)  $10,456,786
 Issuance of 50,000 options for
 services.........................     (33,750)               --            --
 Forgiveness of one-third of
   common stock subscriptions.....          --                --         66,667
 Issuance of 266,666 shares
   upon option exercise...........          --                --         80,000
 Issuance of 35,504 shares at $1.70
   per share for services.........          --                --         60,513

 Issuance of 500,000 warrants for
   grant of license agreement.....          --                --        135,000
 Issuance of 100,000 options for
   services...........                 (29,000)               --             --
 Issuance of 535,000 warrants for
   services.......................          --                --         95,050

 Conversion of Preferred Stock to
   Common Stock...................          --                --             --

 Amortization of Deferred
   Compensation for 1997....            60,405                --         60,405
 Net Loss for 1997................          --        (4,879,410)    (4,879,410)
                                     ---------      ------------   ------------
Balance at December 31, 1997......   $(167,654)     $(22,244,746)  $  6,075,011
                                     =========      ============   ============

                                      F-7


   The accompanying notes are an integral part of these financial statements.

                   SPARTA PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                Year ended December 31,        Period from June 12,
                                                                                -----------------------          1990 (Inception)
                                                                          1995          1996          1997     to December 31, 1997
                                                                          ----          ----          ----     --------------------
Operating activities
Net loss............................................................. $(2,642,407)  $(7,347,880)   $(4,879,410)   $ (22,244,746)
Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments..............................................       3,316            --             --            3,316
    Depreciation and amortization....................................      34,010       170,611        213,674          938,434
    Acquired research and development................................          --     3,062,913        135,000        3,197,913
    Write down of license agreement..................................          --            --             --           45,200
    Issuance of convertible notes for services.......................          --            --             --          220,474
    Issuance of stock for services...................................      76,692         3,694         60,514          221,959
    Compensation expense related to stock options granted............          --        79,529        155,454          434,983
    Compensation expense related to forgiveness of stock
     subscriptions receivable .......................................          --            --         66,667           66,667
    Changes in operating assets and liabilities, net of effect from acquisition:
      Prepaid expenses and other assets..............................    (121,399)       97,374         13,973          (68,778)
      Accounts payable and accrued expenses..........................     (71,815)      293,636        111,743          591,240
      Restricted cash................................................          --        50,507         48,532           99,039
                 Net cash used in operating activities...............  (2,721,603)   (3,589,616)    (4,073,853)     (16,494,299)
                                                                       -----------   -----------    -----------    ------------
Investing activities
Payment of acquisition related fees and expenses.....................           --     (128,842)            --         (128,842)
Purchases of short-term investments..................................           --           --     (1,473,275)      (2,576,468)
Sale of short-term investments.......................................    1,099,877           --             --        1,099,877
Purchases of fixed assets............................................           --      (76,364)       (12,367)        (143,597)
Acquisition of license agreements....................................           --           --             --         (160,078)
                                                                       -----------   -----------   ------------    ------------
                 Net cash (used in) provided by investing activities.    1,099,877     (205,206)    (1,485,642)      (1,909,108)
                                                                       -----------   -----------   ------------    ------------
Financing activities
Proceeds from issuance of convertible notes and notes payable........           --            --             --       4,488,650
Repayment of notes payable...........................................           --            --             --        (640,000)
Proceeds from issuance of Common Stock...............................        7,500            --         80,000       4,992,031
Repurchase of Common Stock...........................................           --            --             --             (45)
Proceeds from issuance of Preferred Stock............................           --    13,307,338             --      14,800,038
Increase in debt issuance costs......................................           --            --             --        (469,950)
                                                                       -----------   -----------   ------------    ------------
                 Net cash provided by financing activities...........        7,500    13,307,338         80,000      23,170,724
                                                                       -----------   -----------   ------------    ------------
Increase (decrease) in cash and cash equivalents.....................   (1,614,226)    9,512,516     (5,479,495)      4,767,317
Cash and cash equivalents at beginning of period.....................    2,348,522       734,296     10,246,812              --
                                                                       -----------   -----------   ------------    ------------
Cash and cash equivalents at end of period...........................     $734,296   $10,246,812     $4,767,317   $   4,767,317
                                                                       ===========   ===========     ==========   =============

Supplemental disclosures of cash flow information
Cash paid during the year for interest...............................     $     --   $        --     $       --      $  196,972
                                                                          ========   ===========     ==========      ==========
Supplemental disclosure of noncash investing and financing activities
Conversion of Convertible Notes and Series C
  Convertible Preferred Stock into Common Stock......................     $     --   $        --     $       --      $4,086,624
                                                                          ========   ===========     ==========      ==========
Issuance of Series A Convertible Preferred Stock for cancellation of
 notes payable                                                            $     --   $        --     $       --      $  200,000
                                                                          ========   ===========     ==========      ==========
Conversion of Series B' Convertible Preferred Stock into Common Stock     $     --   $     1,395     $    5,691      $    7,086
                                                                          ========   ===========     ==========      ==========
Issuance of Common Stock for acquisition of Lexin....................     $     --   $ 3,600,000     $       --      $3,600,000
                                                                          ========   ===========     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                   SPARTA PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1. Company Activities and Significant Accounting Policies

         Sparta Pharmaceuticals, Inc. and Subsidiary (together the "Company"), a development stage biopharmaceutical company incorporated in 1990, is engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life threatening diseases including cancer, cardiovascular disorders, chronic metabolic diseases and inflammation.

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

Basis of Presentation

         The consolidated financial statements include the accounts of Sparta Pharmaceuticals, Inc. and Orizon Pharmaceuticals, Inc., a wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-Term Investments

         At December 31, 1997, short-term investments represented government mortgage-backed bonds maturing in less than a year and each was classified as available-for-sale.

Fixed Assets

         Office equipment and leasehold improvements are recorded at cost. Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets.

License Agreements

         Certain costs incurred to acquire exclusive licenses of patentable technology were capitalized and amortized using the straight-line method over a five-year period or the term of the license, whichever was shorter.

Accounts Payable and Accrued Expenses

         At December 31, accounts payable and accrued expenses consisted of the following:


                                                            1996           1997
                                                            ----           ----
Accrued professional fees                               $ 60,117        $112,159
Accrued research and license agreement fees              211,118         405,563
Accrued liabilities related to the Lexin purchase         90,954              --
Accounts payable and accrued other expenses              267,308         223,518
                                                        --------        --------
                                                        $629,497        $741,240
                                                        ========        ========

Impairment of Long-Lived Assets

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of" ("SFAS 121"), which required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 in 1996 had no impact on the Company's financial position or results of operations.

Stock-Based Compensation

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages companies to adopt the fair value method for expense recognition of employee stock options. SFAS 123 also allows companies to continue to account for stock options and stock based awards using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company uses APB 25 in accounting for its stock options and stock based awards, and will continue to apply APB 25 for future stock options and stock based awards. The Company adopted the disclosure requirements of SFAS 123 in 1996.

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

Net Loss Per Share

         The Company has adopted SFAS No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the years ended December 31, 1995, 1996, and 1997, the effects of the (i) exercise of outstanding stock options and warrants and (ii) conversion of the outstanding shares of convertible preferred stock (as if converted on their dates of issuance) were excluded from the calculation of diluted EPS because their effect was antidilutive.

New Accounting Pronouncements

         SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), were issued in June 1997. SFAS 130 and SFAS 131 are effective for fiscal years beginning subsequent to December 15, 1997, and, therefore, will be adopted by the Company on January 1, 1998. The Company does not expect the adoption of SFAS 130 or SFAS 131 to result in any substantive changes in its disclosure.

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

         The following unaudited pro forma information is presented for the acquisition of Lexin as if the acquisition had occurred on January 1, 1996. The unaudited pro forma information does not purport to be indicative of the result that would have been attained if the operations had actually been combined during the period presented, and is not necessarily indicative of operating results to be expected in the future.

                                                                     For the year ended December 31:

                                                                                     1996
                                                                                     ----
Total revenues..............................................................     $   406,296
Net loss....................................................................     $(4,614,493)
Pro forma loss per share....................................................     $      (.55)
Shares used in computing pro forma loss per share...........................        8,316,440


3. Acquisition of Technology Rights

         In December 1997, the Company entered into an agreement to license Pyrazinoylguanidine ("PZG") from the Estate of Karl H. Beyer, Jr. (the "Beyer Estate") for a payment of $100,000 and the issuance of a warrant to purchase 300,000 shares of common stock at an exercise price of $0.4375. In addition, the Company issued to Paramount Capital Investments, LLC ("Paramount") warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.4375 and reimbursed Paramount for certain due diligence expenditures for its efforts in negotiating the transaction with the Beyer Estate. Vesting on warrants to purchase 300,000 of the shares issued to Paramount is based on the successful completion of future clinical trials for PZG.

         The Company has recorded a total charge to the 1997 Statement of Operations of $235,000 for acquired research and development, which represents the fair value of the cash consideration and warrants issued to the Beyer Estate and warrants issued to Paramount. The technology acquired had not yet reached technological feasibility and at the time, had no alternative future uses.

4. Stockholders' Equity

         On June 17, 1996 and 1997, the Company's stockholders approved increasing the number of authorized shares of Common Stock to 42,000,000 and 72,000,000, respectively. The stockholders also approved increasing the maximum number of shares available for issuance pursuant to the 1991 Stock Plan from 2,000,000 to 2,500,000, and from 2,500,000 to 3,000,000, respectively.

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

         The Series B' Preferred Stock included in the Units is convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion price of $.75 per share such that the 10,000 shares of the Company's Series B' Preferred Stock included in a Unit are convertible into 133,333 shares of the Company's Common Stock (for conversions occurring after August 23, 1997). In the event of a liquidation event, the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. The Company has the option to order mandatory conversion of the Series B' Preferred Stock into fully paid shares of Common Stock if the closing price of the Common Stock exceeds $1.50 for 20 out of any 30 consecutive trading days.

         Subsequent to the private placement, 7,086,383 shares of Common Stock have been issued as the result of the conversion of 675,753 shares of Series B' Preferred Stock as of December 31, 1997. The remaining outstanding Series B' Preferred Stock on that date was convertible into 13,609,846 shares of Common Stock. Class C Warrants to purchase 11,309,722 shares of Common Stock are currently outstanding and are redeemable at the option of the Company under certain conditions. Each Class C Warrant has a five-year term.

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

Stock Options

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


                                                                                  1996               1997
                                                                                  ----               ----
Net loss - as reported.................................................       $(7,347,880)       $(4,879,410)
Net loss - pro forma...................................................        (7,654,170)        (5,137,196)

Basic and diluted net loss per share - as reported.....................              (.93)              (.43)
Basic and diluted net loss per share - pro forma.......................              (.97)              (.45)



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model assuming an expected dividend yield of 0%, an expected stock price volatility of 70%, an expected life of option of 6.5 years and a risk-free interest rate based on the 6.5 year average treasury bond yield on the date of grant.

         The Black-Scholes option valuation model was intended for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected life of the options. Because the Company's stock options granted under this Stock Plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

         Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Set forth below is a table summarizing option activity through December 31, 1997:


                                                                                                          Weighted
                                                                                                          Average
                                                        Number        Option Price         Expiration     Exercise
Description                                             of Shares     Range Per Share      Date           Price
-----------                                             ---------     ---------------      ----           -----
Options outstanding at 12/31/94....................       908,498      $0.30 to $6.00      2001 to 2004    $3.49
  Options granted..................................       191,000      $1.38 to $4.88      2004 to 2005    $2.62
  Options exercised................................      (25,000)               $0.30                      $0.30
  Options canceled.................................     (182,000)      $0.30 to $6.00                      $4.72
                                                        ---------
Options outstanding at 12/31/95....................       892,498      $0.30 to $6.00      2001 to 2005    $3.14
  Options granted..................................     1,112,000      $1.13 to $3.00      2005 to 2006    $1.18
  Options canceled.................................      (30,000)      $3.00 to $6.00                      $5.00
                                                         --------
Options outstanding at 12/31/96....................     1,974,498      $0.30 to $6.00      1998 to 2006    $2.01
  Options granted..................................       630,000      $0.45 to $0.81          2007        $0.51
  Options exercised................................     (266,666)               $0.30                      $0.30
  Options canceled.................................     (181,666)      $1.13 to $5.38                      $3.36
                                                        ---------
Options outstanding at 12/31/97....................     2,156,166      $0.45 to $6.00      1998 to 2007    $1.66


         The weighted average fair value of options granted under the plan was $1.84, $.80 and $.32 in the years ended December 31, 1995, 1996 and 1997.

         Set forth below are the outstanding options at December 31, 1997, summarized by range of exercise price:


                              Number               Weighted           Weighted            Number            Weighted
Range of Exercise         Outstanding at            Average       Average Exercise    Exercisable at    Average Exercise
    Prices                   12/31/97           Remaining Life         Price            12/31/97             Price
    ------                   --------           --------------         -----            --------             -----
$0.30 to $0.81                630,000                 9.9              $0.51                  --                --
$1.13 to $2.63              1,134,166                 7.5              $1.17             386,583              $1.21
$3.00 to $6.00                392,000                 5.6              $4.95             337,458              $4.92
                            ---------                 ---              -----             -------              -----
                            2,156,166                 7.9              $1.66             724,041              $2.94
                            =========                 ===              =====             =======              =====

         In 1997, the Company issued options to purchase 150,000 shares of Common Stock at current fair market value to a consultant and the members of the Scientific Advisory Board of the Company. The Company recorded deferred compensation of $62,750 in connection with the grant of these non-qualified stock options which represents the fair value of the options on the date of grant. The Company is amortizing this deferred compensation over the vesting period of the options. The Company recognized $8,881 in compensation expense related to these options for 1997.

         In March 1996, the Company issued options to purchase 687,000 shares of Common Stock at $2.70 per share. The Company recorded deferred compensation of $206,100 in connection with the grant of these non-qualified stock options which represents the excess of the fair market value over exercise price on the date of grant. The Company is amortizing this deferred compensation over the four year vesting period of the options. The Company recognized $40,791 and $51,525 in compensation expense related to these options for 1996 and 1997. On December 5, 1996 these options were repriced from $2.70 per share exercise price to $1.13, the fair market value on that date.

         "Stock purchase opportunities" represent rights to purchase Common Stock at specified prices. The purchase price of shares offered in stock purchase opportunities cannot be less than 50% of the fair market value. At December 31, 1997, the Company has issued 119,996 shares of Common Stock at $.003 per share and 8,333 shares of Common Stock at $1.50 per share in connection with this stock plan.

         As of December 31, 1997, a total of 3,000,000 shares of Common Stock were authorized for issuance under the stock plan, of which 415,340 shares were available for grant. The Company has reserved 2,571,506 shares of its Common Stock as of December 31, 1997 for future issuance in connection with the stock plan.

Warrants

         In connection with its initial public offering in 1994, the Company sold 1.265 million units ("IPO Units") each consisting of one share of Common Stock, one redeemable Class A Warrant to purchase one share of Common Stock and one redeemable Class B Warrant to purchase one share of Common Stock for $5.00 per IPO Unit, before expenses and commissions.

         In connection with the private placement of Series B' Preferred Stock by the Company in July and August 1996, the Company issued 11,309,722 redeemable Class C Warrants to purchase one share of Common Stock at an exercise price of $1.50 per share. The Class C Warrants are exercisable until August 23, 2001, unless sooner redeemed. In addition to the Class C Warrants, the Company also issued 864,333 warrants to purchase Common Stock at an exercise price of $1.80 per share and 129,650 warrants to purchase Series B' Preferred Stock at an exercise price of $11.00 per share to the Placement Agent for the private placement.

         The Class A, B and C warrants contain provisions that provide the holders thereof certain protections by adjustment of the exercise price and shares issuable upon exercise in certain events, such as certain stock dividends, stock splits, mergers, sales of all or substantially all of the Company's assets, sales of stock at below market price and other unusual events.

         In connection with the Company's acquisition of PZG (see Note 3), the Company issued 800,000 warrants to purchase Common Stock at $0.4375 per share. Of these warrants, 500,000 were issued to the company which served as Placement Agent for the 1996 private placements of Preferred Stock. The vesting of 200,000 warrants issued to the Placement Agent is based upon public announcement or written notice from the Company that Phase II clinical trials have been completed with the compound and that the Company or a third party intends to initiate Phase III clinical trials, and the vesting of 100,000 of the warrants is based upon the announcement of a filing of a New Drug Application with the Food and Drug Administration.

         In connection with the Company's retention of two investor relations firms, the Company issued 35,000 warrants in 1996 to purchase common stock at $1.125 per share and 535,000 warrants during 1997 to purchase common stock at exercise prices ranging from $0.42 per share to $2.00 per share. In connection with the issuance of these warrants, the Company recognized $20,000 and $95,050 of expense in 1996 and 1997, respectively.

         Total warrants outstanding at December 31, 1997 were as follows:


                               Underlying Number
Description                       of Shares          Warrant Price      Expiration Date
-----------                       ---------          -------------      ---------------
Class A Warrants                  1,518,000              $4.99                1999
Class B Warrants                  1,518,000              $8.25                1999
Class C Warrants                 11,309,722              $1.50                2001
Placement Agent Warrants          4,376,515           $0.44-$6.88           1999-2002
Other Warrants                      870,000           $0.42-$2.00           2001-2002


5. Income Taxes

         At December 31, 1997, the Company has net operating loss carryforwards of approximately $18,600,000 and research and experimental credit carryforwards of $343,900 for income tax purposes that expire in years 2006 through 2012 of which approximately $4,865,000 of net operating loss carryforwards relate to the acquisition of Lexin. For financial reporting purposes, a valuation allowance of $8,997,300 has been recognized to offset the deferred tax assets related to those carryforwards at December 31, 1997. The valuation allowance increased by $1,785,200 from 1996 to 1997. When, and if, recognized, the tax benefit for those items will be reflected in current operations of the period when the benefit is recognized as a reduction of income tax expense. Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

                                                                                 1996            1997
                                                                                 ----            ----
Deferred tax assets:
  Net operating loss carryforwards.....................................     $  4,535,000    $  5,355,300
  Capitalized research and development.................................        2,331,900       3,134,000
  Research and experimental credit carryforwards.......................          227,700         343,900
  Contribution carryforward............................................           83,300          83,300
  Depreciation.........................................................           34,300          80,800
Total deferred tax assets..............................................        7,212,200       8,997,300
Valuation allowance for deferred tax assets............................      (7,212,200)      (8,997,300)
                                                                            ------------    ------------
Net deferred tax assets................................................     $        --     $         --
                                                                            ------------    ------------

         No current income taxes have been provided for the periods ended December 31, 1997, as the Company had a loss for both financial reporting and tax purposes.

         Based on the number of shares of Common Stock, Convertible Notes and Preferred Stock issued in 1993 and March of 1996, the Company exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards. The effect of these occurrences is to limit the annual utilization of the net operating loss carryforwards to an amount determined by multiplying the fair market value of the Company immediately prior to the change in ownership percentage by the federal long-term tax exempt interest rate at the time of these changes. As of December 31, 1997, future net operating loss carry forwards are limited to approximately $225,000 per year for losses incurred through August 23, 1993 and approximately $1,198,000 per year for losses incurred between August 24, 1993 and March 15, 1996. In addition, future net operating loss carry forwards related to Lexin are limited to approximately $191,000 per year.

6. Employee Benefit Plan

         The Company previously maintained a Salary Reduction Simplified Employee Pension Plan, which was funded by elective salary deferrals by employees. Additionally, the Company made mandatory contributions of $1,892 for 1994, $3,151 for 1995 and $5,029 for 1996.

         As of January 1, 1997, the Company initiated a 401(k) plan covering all current employees, which is funded by elective salary deferrals by employees. The Company was not required to make a mandatory contribution for 1997.

7. Commitments

         Consulting agreements: The Company is a party to several consulting agreements with terms ranging from one to two years which commit the Company to future stock sales and specified fees upon the occurrence of certain events. Two of the agreements entered into in 1994 granted up to 200,000 non-qualified stock options subject to certain terms and conditions, the most restrictive of which required the market value of the Common Stock to reach target levels by certain key dates. 100,000 of these options were granted under the 1991 Stock Plan (see
Note 4). The remaining 100,000 options were granted outside the 1991 Stock Plan. These agreements were renegotiated in 1995, and the 200,000 options were canceled. One of the renegotiated agreements granted 10,000 non-qualified stock options under the 1991 Stock Plan. The Company granted

125,000 non-qualified stock options pursuant to two agreements entered into during 1996. Under terms of certain of these agreements, the Company had sold 99,999, 141,665 and 137,498 shares of common stock at $.003 per share as of December 31, 1991, 1992, and 1993, respectively. The Company is obligated to pay consulting fees of $262,000 per year. Consulting fees paid totaled $131,000, $268,000 and $154,000 in 1995, 1996 and 1997 respectively.

         Services agreement: The Company retained a contract drug development company, Cato Research, Ltd. ("Cato"), to provide services for up to a three year period beginning in November 1991. The contract was renewed effective November 26, 1994. Services under the agreement are paid for by a combination of cash payments and issuance of Common Stock. The amount of related service expense is measured based on the invoice amount from Cato. The number of shares issued for the stock portion of the payment is based on a formula. Under the terms of the agreement, the Company may issue up to a maximum total of 150,000 shares at a formula price. Through December 31, 1997, cash payments of approximately $1,042,000 had been made by the Company, and the related stock portion of the payments totaled 73,896 shares of Common Stock. Included in accounts payable and accrued expenses at December 31, 1997, is $94,797 owed to Cato of which the Company was obligated to issue 61,326 shares of Common Stock as part of the payment. The Company also issued 13,459 shares of Common Stock in connection with the conversion of the Convertible Notes and Preferred Stock because the conversion occurred at a price less than $6.00 per share. Those shares of Common Stock, as well as 50,000 shares which were sold at $.003 in 1991, were issued or are issuable to Cato Holding Co., the parent corporation of Cato Research Ltd.

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

                                                                     Amount
                                                                     ------
         1998.....................................................  $352,000
         1999.....................................................  $202,000
         2000.....................................................  $202,000
         2001.....................................................  $202,000
         2002.....................................................  $252,000

         Payments under these agreements to licensors totaled approximately $157,000, $157,000 and $107,000 in 1995, 1996, and 1997, respectively.

         Additionally, under a collaboration and option agreement, the Company agreed to pay part of the cost of a research program up to (pound)110,000, of which (pound)62,500 has been paid as of December 31, 1997.

         Under its various license and research agreements, the Company is obligated to issue 56,402 shares of Common Stock at $.003 per share upon the occurrence of certain future events.

         Research agreements: The Company has entered into various other research contracts for certain research activities. Payments under these agreements totaled $765,000, $737,000 and $1,128,000 in 1995, 1996 and 1997,
respectively. Included in accounts payable and accrued expenses at December 31, 1997, is approximately $50,000 relating to these contracts. Under terms of these agreements, the Company may be obligated to make further payments of approximately $783,000 in 1998.

         Minimum lease payments: The Company has entered into a lease agreement for its office space in Horsham, Pennsylvania. Contingent rentals are payable under the lease based upon operating, maintenance, management, and repair expenses incurred by the lessor. The Company has the right to renew the lease at the end of the term for an additional five years. In addition, the Company must maintain a cash balance in escrow that represents the deposit on the leased facility. At December 31, 1997, the cash balance restricted in escrow was $148,310. Future minimum lease payments are as follows:

                                                                     Amount
                                                                     ------
         1998.....................................................  $108,000
         1999.....................................................  $ 65,000

         The Company entered into a sublease agreement for a portion of its facility in April, 1997, which payments were offset against rent expense. Net rent expense for 1997 was $6,795.

8. Related Party Transactions

          In connection with the private placement of its Series A Preferred Stock (see Note 4), the Company issued a warrant to purchase 30,000 shares of Series A Preferred Stock at an aggregate purchase price of $375,000 and paid commissions totaling $390,000 to Paramount Capital, LLC (the "Placement Agent"), a firm controlled by Lindsay A. Rosenwald, M.D., a principal stockholder and director of the Company.

         In connection with the private placement of its Series B' Preferred Stock (see Note 4), the Company paid commissions of $1,166,850 and non-accountable expense allowances of $518,600 to the Placement Agent in connection with such private placement. In addition, the Company will (i) pay the Placement Agent a commission of 6% upon the exercise of any Class C Warrant and (ii) reimburse the Placement Agent for out-of-pocket costs, not to exceed $5,000 incurred in the connection with the solicitation of Class C Warrant exercise or the redemption of Class C Warrants. In addition, the Company issued to the Placement Agent certain preferred stock warrants in respect to the Series B' Preferred Stock and common stock warrants.

         On August 23, 1996, the Company made loans of $100,000, $50,000 and $50,000 to Jerry B. Hook, Ph.D., the Company's President and Chief Executive Officer, Dr. William McCulloch, the former Senior Vice President, Research and Development of the Company and Ronald H. Spair, Chief Financial Officer and Secretary of the Company, respectively (the "Officers"). Proceeds of such loans were used by the Officers to purchase a Unit, or fraction thereof, sold by the Company in its Series B' Preferred Stock private placement. Such loans are evidenced by promissory notes bearing interest at the rate of 8% per annum with maturity dates of July 30, 1999. Principal of the loans is payable in three equal installments plus accrued interest on each of July 30, 1997, 1998, and 1999. On each scheduled repayment date, the amount then due (including accrued interest) will be forgiven by the Company provided that on such date the respective Officer continues to be employed by the Company. One-third of the principal of each of the loans was forgiven on July 30, 1997. Dr. William McCulloch is no longer employed by the Company. The outstanding balance of the loan (plus all accrued interest) will be forgiven in full in the event that one of the following occurs: (i) the death or disability of the Officer (within the meaning of the respective Officer's employment agreement with the Company); (ii) the operations of the Company are terminated; (iii) the Company is liquidated; or (iv) the Company undergoes a change of control.

         In 1995, the Company and the underwriter for the Company's initial public offering entered into a financial advisory agreement with a one-year term. Under the terms of the agreement, the Company recognized financial advisory fee expense of $150,000 in 1996.

         In connection with the execution of the definitive PZG licensing agreement between the Company and the Beyer Estate (see Note 3), a warrant to purchase 500,000 shares of the Company's Common Stock was issued to Paramount, an affiliate of the Placement Agent.


Exhibit Index
-------------
10.96             --       Form of Incentive Stock Option Agreement entered into with Executive
                           Officers
10.97             --       License Agreement, dated as of December 4, 1997, between the Registrant and the Estate of Karl H. Beyer, Jr.
10.98             --       Warrant Agreement dated December 9, 1997, between the Registrant and Dian Griesel,
                           Ph.D, of the Investor Relations Group
10.99             --       Warrant Agreement dated December 9, 1997, between the Registrant and Jacqueline
                           Resto of the Investor Relations Group
10.100            --       Warrant Agreement dated December 4, 1997, between the Registrant and Paramount
                           Capital Investments, LLC
21.1              --       Subsidiary of the Registrant
23.1              --       Consent of Arthur Andersen LLP
23.2              --       Consent of Ernst & Young LLP
27.1              --       Financial Data Schedule
99.22             --       Press Release, dated as of December 8, 1997 announcing that the Registrant acquired exclusive worldwide right to develop and commercialize Pyrazinoylguanidine, a drug candidate with potential to treat a variety of significant chronic metabolic diseases including type II diabetes mellitus
99.23             --       Press Release, dated as of January 20, 1998 announcing that the Registrant entered into a production agreement with the Bioprocessing Resource Center, Inc., for the production of the Registrant's LEX 032
99.24             --       Press Release, dated as of February 23, 1998 announcing that the United States Patent and Trademark Office has granted United States Patent #5,703,130 submitted by Drs.
                           Rui Han and Zong-Ru Guo of the Institute of Materia Medica, Chinese Academy of
                           Medical Sciences, Beijing, China
99.25             --       Press Release, dated as of March 16, 1998 announcing the election by the Board of
                           Directors of Jerry Hook, the Registrant's current President and Chief Executive Officer, as Chairman of the Board of Directors
