Form 10-Q
period 1998-03-31
SPARTA PHARMACEUTICALS INC
filed 1998-05-15
CIK 884019

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998; OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______ .

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

As of May 14, 1998, there were outstanding 3,434,950 shares of Common Stock, $.001 par value per share.

                                   FORM 10-Q

                               QUARTERLY REPORT

                              -----------------

                                     INDEX

Part I.   FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                                --------
          Item 1.   Consolidated Financial Statements (unaudited):
                    Consolidated Balance Sheets as of March 31, 1998 and
                        December 31, 1997                                                                           3
                    Consolidated Statements of Operations for the three-month
                        periods ended March 31, 1998 and 1997 and for the period
                        from June 12, 1990 (inception) to March 31, 1998                                            4
                    Consolidated Statements of Cash Flows for the three-month
                        periods ended March 31, 1998 and 1997 and for the period
                        from June 12, 1990 (inception) to March 31, 1998                                            5
                    Notes to Consolidated Financial Statements                                                      6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                     7


Part II.  OTHER INFORMATION

          Item 2.   Changes in Securities                                                                          11

          Item 5.   Other Information                                                                              11

          Item 6.   Exhibits and Reports on Form 8-K                                                               11


SIGNATURES                                                                                                         12

                                       2

PART I-FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         SPARTA PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                      March 31,                   December 31,
Assets                                                                  1998                         1997
                                                                   ----------------             ---------------
Current assets:
  Cash and cash equivalents                                         $    5,087,905              $     4,767,317
  Short-term investments                                                       ---                    1,473,275
  Prepaid expenses and other assets                                        222,349                       68,778
                                                                    --------------             ----------------
         Total current assets                                            5,310,254                    6,309,370

Fixed assets, net                                                          293,344                      336,695
Other assets:
  License agreements, net of amortization
    of $96,152 in 1998 and $92,912 in 1997                                  18,636                       21,876
  Restricted Cash                                                          149,519                      148,310
                                                                    --------------              ---------------
                                                                    $    5,771,753              $     6,816,251
                                                                    ==============              ===============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                             $      629,655               $      741,240
                                                                    --------------               --------------
         Total current liabilities                                         629,655                      741,240
                                                                    --------------               --------------

Stockholders' equity:
  Preferred Stock, not designated, $.001 par value;
    authorized and unissued 8,730,160 shares                                   ---                          ---
  Series B' Convertible Preferred Stock, $.001 par value;
    authorized 2,269,840 shares; issued and outstanding
    966,312 shares in 1998 and 1,020,747 shares in 1997                        966                        1,021
  Common Stock, $.001 par value; authorized 72,000,000
    shares; issued and outstanding 3,271,541 shares in
    1998 and 3,116,154 shares in 1997                                        3,272                        3,116
  Additional paid-in capital                                            28,661,937                   28,616,607
  Stock subscriptions receivable                                          (133,333)                    (133,333)
  Deferred compensation                                                   (150,851)                    (167,654)
  Deficit accumulated during the development stage                     (23,239,893)                 (22,244,746)
                                                                    --------------               --------------
         Total stockholders' equity                                      5,142,098                    6,075,011
                                                                    --------------               --------------
                                                                    $    5,771,753               $    6,816,251
                                                                    ==============               ==============

  The accompanying notes are an integral part of these financial statements.

                         SPARTA PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                               Three Months Ended March 31,
                                       -------------------------------------------                   Period From
                                                                                                    June 12, 1990
                                                                                                    (Inception) to
                                                                                                       March 31,
                                             1998                         1997                           1998
                                             ----                         ----                           ----
Revenue:
  Grant income and contract revenue    $      144,252              $        16,500               $       427,328
  Interest income                              76,745                      125,627                     1,110,743
                                       --------------              ---------------               ---------------
       Total revenue                          220,997                      142,127                     1,538,071
                                       --------------              ---------------               ---------------

Operating expenses:
  Research and development                    931,577                      986,376                    13,860,940
  General and administrative                  284,567                      343,146                     7,619,111
  Charge for acquired research
   and development                               ----                         ----                     3,297,913
                                       --------------              ---------------               ---------------
Net loss                               $     (995,147)             $    (1,187,395)              $   (23,239,893)
                                       ==============              ===============               ===============



Basic and diluted net loss per share   $         (.31)             $          (.61)
                                       ==============              ===============


Basic and diluted weighted average
 number of shares outstanding (Note 4)      3,189,207                    1,953,611
                                       ==============              ===============

  The accompanying notes are an integral part of these financial statements.

                         SPARTA PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     Three Months ended March 31,       Period from June 12, 1990
                                                --------------------------------------       (Inception) to
                                                       1998                 1997             March 31, 1998
                                                ------------------    ----------------  -------------------------
Operating activities:
Net loss........................................$       (995,147)     $    (1,187,395)    $          (23,239,893)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Loss on investments.........................               -                    -                      3,316
    Depreciation and amortization...............          50,937               54,487                    989,371
    Write down of license agreement.............               -                    -                     45,200
    Acquired research & development.............               -                    -                  3,197,913
    Issuance of convertible notes for services..               -                    -                    220,474
    Issuance of stock for services..............          45,431                    -                    267,390
    Compensation expense related to stock
    options and warrants granted................          16,803               14,989                    451,786
    Compensation expense related to forgiveness
    of stock subscriptions receivable...........               -                    -                     66,667
    Changes in operating assets and liabilities,
    net of effect from acquisition:
     Prepaid expenses and other assets..........        (153,571)             (93,008)                  (222,349)
     Restricted cash............................          (1,209)              (2,354)                    97,830
     Accounts payable and accrued expenses......        (111,585)             (31,945)                   479,655
                                                ----------------      ---------------     ----------------------
        Net cash used in operating activities...      (1,148,341)          (1,245,226)               (17,642,640)
                                                ----------------      ---------------     ----------------------

Investing activities:
Payment of acquisition related fees & expenses..               -                    -                   (128,842)
Purchases of available-for-sale securities......               -                    -                 (2,576,468)
Maturities of available-for-sale securities.....       1,473,275                    -                  2,573,152
Purchases of fixed assets.......................          (4,346)                   -                   (147,943)
Acquisition of license agreements...............               -                    -                   (160,078)
                                                ----------------      ---------------     ----------------------
    Net cash provided by (used in) investing
    activities..................................       1,468,929                    -                   (440,179)
                                                ----------------      ---------------     ----------------------

Financing activities:
Proceeds from issuance of convertible notes and
notes payable...................................               -                    -                  4,488,650
Repayment of notes payable......................               -                    -                   (640,000)
Proceeds from issuance of Common Stock..........               -                    -                  4,992,031
Repurchase of Common Stock......................               -                    -                        (45)
Proceeds from issuance of Preferred Stock.......               -                    -                 14,800,038
Increase in debt issuance costs.................               -                    -                   (469,950)
                                                ----------------      ---------------     ----------------------
    Net cash provided by financing activities...               -                    -                 23,170,724
                                                ----------------      ---------------     ----------------------

Increase (Decrease) in cash and cash equivalents         320,588           (1,245,226)                 5,087,905
Cash and cash equivalents at beginning of period       4,767,317           10,246,812                          -
                                                ----------------      ---------------     ----------------------
Cash and cash equivalents at end of period......$      5,087,905      $     9,001,586     $            5,087,905
                                                ================      ===============     ======================

  The accompanying notes are an integral part of these financial statements.

                         SPARTA PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Company Background

     Sparta Pharmaceuticals, Inc. (and together with its subsidiary, the "Company"), a development stage biopharmaceutical company incorporated in 1990, is engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases and inflammation.

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

2.   Basis of Presentation

     The consolidated financial statements include the accounts of Sparta Pharmaceuticals, Inc. and Orizon Pharmaceuticals, Inc., a 95% owned subsidiary. The Company recognizes 100% of Orizon's net loss in its consolided results of operations. All intercompany balances and transactions have been eliminated.

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Results for the interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

3.   Recapitalization

     At the Company's Annual Meeting of Stockholders held on May 11, 1998, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one-for-five reverse stock split of its common stock. The Company's common stock began trading on a post-reverse split basis at the commencement of trading on May 13, 1998. All common stock and per share amounts in the accompanying Consolidated Financial Statements have been retroactively restated to reflect the reverse stock split.

 4.  Net Loss Per Share of Common Stock

     The Company has adopted SFAS No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share," and which is effective for all periods ending after

December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 1998 and 1997, the effects of the (i) exercise of outstanding stock options and warrants and (ii) conversion of the outstanding shares of convertible preferred stock (as if converted on their dates of issuance) were excluded from the calculation of diluted EPS because their effect was antidilutive.

5.   Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that all items that are required to be recognized under accounting standards or components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for fiscal years beginning after December 15, 1997, with initial application as of the beginning of the Company's 1998 fiscal year. SFAS No. 130 requires comparative financial statements provided for earlier periods to be reclassified to reflect application of the provisions of this new standard.

     The Company has reviewed SFAS No. 130 and has determined that for the quarters ended March 31, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements. As a result, no disclosure is necessary to comply with SFAS No. 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sparta is a development stage pharmaceutical company engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life- threatening diseases including cancer, cardiovascular disorders, chronic metabolic diseases and inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of March 31, 1998, the Company's accumulated deficit was $23,239,893.

General

     In February 1998, Sparta announced that the United States Patent and Trademark Office has granted United States Patent #5,703,130 submitted by Drs. Rui Han and Zong-Ru Guo of The Beijing Institute of Materia Medica, Chinese Academy of Medical Sciences, Beijing, China. The patent, entitled "Chalcone Retinoids and Methods of Use of Same" is the first United States patent to be granted through Sparta's collaboration with the Institute of Materia Medica. Sparta has an exclusive, world-wide license, excluding China, to this patent. In March 1998, the Company announced the election by the Board of Directors of Jerry Hook, Ph.D., Sparta's current President and Chief Executive Officer, as Chairman of the Board of Directors. Dr. Hook replaced William M. Sullivan who, together with Dr. Lindsay Rosenwald, founded Sparta in 1991. In April 1998, the Company announced pharmacokinetic results of an ongoing Spartaject(TM) busulfan Phase I clinical trial. Safety and bioavailability at low and high dose were assessed. No unexpected toxicities were noted. As expected, to date, the data has demonstrated that the busulfan blood levels were less variable after Spartaject busulfan than after oral busulfan. Also in April 1998, the Company announced that it had signed a license agreement with Schering-Plough Corporation for the application of the Spartaject technology to Schering-Plough's oral anticancer agent, TEMODAL (R) (temozolomide), which is currently in development for the treatment of patients with recurrent malignant gliomas, such as giobastoma multiforme and anaplastic astrocytoma. Sparta will be entitled to receive up-front licensing fees, milestone payments and royalties on sales.

Results of Operations

Three Months Ended March 31, 1997 and 1998

     Revenue increased from $142,127 for the three months ended March 31, 1997 to $220,997 for the three months ended March 31, 1998 due primarily to a higher level of grant income. The Company recorded grant income of $144,252 for the three months ended March 31, 1998 under a Phase II Small Business Innovation Research grant ("Phase II SBIR grant") awarded in 1997. Interest income decreased from $125,627 in the first quarter of 1997 to $76,745 in the first quarter of 1998 due to a lower level of funds available for investment as the Company has consumed funds for continuing operations. Interest income is likely to decrease in subsequent quarters unless the Company is able to secure additional funding. The amount of revenues may vary significantly year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses decreased from $986,376 in the first quarter of 1997 to $931,577 in the first quarter of 1998. This decrease is attributable to (a) decreased legal expenses, primarily for patent filings, and
(b) decreased facilities expenditures as a result of the sublease of a portion of the Company's office facility in the second quarter of 1997, partially offset by increases in personnel expenses and clinical trial and license agreement costs. Subject to the availability of funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical activity, clinical trials, and regulatory activities increase.

     General and administrative expenses decreased from $343,146 in the first quarter of 1997 to $284,567 in the first quarter of 1998. This decrease is principally due to a decrease in (a) legal expenses, (b) facilities expense as a result of the sublease of a portion of the Company's office facility in the second quarter of 1997, and (c) professional fees and personnel expenses, partially offset by an increase in investor/public relations expense.

     The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

Liquidity and Capital Resources

     The Company has used $17,642,640 to fund operations from inception through March 31, 1998. The Company has financed its operations to date from the proceeds of its private placements concluded in 1996, its initial public offering in 1994, prior placements of equity and convertible debt securities and investment income. In 1998, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate amount of $327,000, of which $152,000 had been paid as of April 20, 1998. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to $80,000 based on the fulfillment of certain benchmarks during the term of said agreement.

     The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments in cash, and under the terms of one agreement, with a combination of cash and common stock. The Company anticipates making aggregate payments of approximately $730,000 during the terms of the agreements that were in effect as of April 20, 1998. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with three of its executive officers as well as certain consulting agreements which provide for aggregate annual, minimum payments of $546,000 and $262,000, respectively, of which approximately $606,000 is still owed as of April 20, 1998. The Company is a party to an operating lease agreement which will require the Company to make payments of approximately $108,000 in 1998, of which approximately

$35,000 has already been paid. The agreement also requires the Company to pay a certain amount of contingent rentals based upon operating, maintenance, management, and repair expenses incurred by the lessor.

     The Series B' Preferred Stock is convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $3.75 per share, after giving effect to the reverse stock split, effective May 13, 1998, such that 10,000 shares of the Company's Series B' Preferred Stock are convertible into 26,667 shares of the Company's common stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including common stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's common stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. The Company has the option to order mandatory conversion of the Series B' Preferred Stock into fully paid shares of common stock if the closing price of the common stock exceeds $7.50 for 20 out of any 30 consecutive trading days. At March 31, 1998, after giving effect to the reverse stock split, the outstanding Series B' Preferred Stock was convertible into 2,576,832 shares of common stock.

     As of March 31, 1998, the Company had cash and cash equivalents of $5,087,905, accounts payable and accrued expenses of $629,655, and working capital of $4,680,599.

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

     The Company was notified by Nasdaq that it failed to meet the continued listing requirements for the Nasdaq SmallCap Market related to the maintenance of a $1.00 minimum bid price for the Company's common stock and that it was required to so comply with the $1.00 minimum bid price requirement by May 28, 1998. In order to comply, the Company's common stock must attain and maintain the minimum bid price for a period of 10 consecutive trading days prior to the deadline of May 28, 1998. There can be no assurance that the Company's common stock will maintain the minimum bid price of $1.00 or that the Company will be able to continue to maintain its listing on the Nasdaq SmallCap market either now or in the future.

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

     This quarterly report contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including without limitation, the length of time that available cash and equivalents will be sufficient to fund operations. Such statements are made based on management's current expectations and beliefs, and actual results may vary from those currently anticipated based upon a number of factors, including uncertainties inherent in the drug development process, progress in the Company's research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company undertakes no obligation to release publicly any revisions which may be made to reflect events or circumstances after the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

PART II-OTHER INFORMATION

ITEM 2.       Changes in Securities and Use of Proceeds

     (c) The Company issued 51,138 shares of common stock on March 4, 1998 to CATO Holdings Corp. in exchange for services performed by that company over the course of 1997. The aggregate amount of consideration received by the Company in the form of services rendered was $45,431. The aforementioned common stock issued by the Company was issued pursuant to section 4(2) of the Securities Act of 1933 inasmuch as the stock was issued by the issuer in a transaction not involving a public offering.

ITEM 5.       Other Information

     On April 1, 1998, Sparta issued the press release filed as Exhibit 99.28 hereto announcing pharmacokinetic results of an ongoing SpartajectTM busulfan Phase I clinical trial.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.       Description
-----------       -----------
  10.101 --       Form of Non-Qualified Stock Option Grant for Directors, dated May 11, 1998.
  10.102!--       Exclusive License Agreement by and between Sparta Pharmaceuticals, Inc. and Schering
                  Corporation.
  10.103!--       Exclusive License Agreement by and between Sparta Pharmaceuticals, Inc. and Schering-
                  Plough Ltd.
  27     --       Financial Data Schedule.
  99.28  --       Press Release, dated as of April 1, 1998 announcing pharmacokinetic results of an ongoing Spartaject busulfan Phase I clinical trial.

         ---------------
  ! Confidential Treatment has been requested from the Securities and Exchange Commission.

       (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter:

       On April 28, 1998, a report on form 8-K dated April 22, 1998 was filed with the Securities and Exchange Commission announcing the signing of a license agreement with Schering-Plough Corporation for the application of Sparta's Spartaject(TM) technology to Schering-Plough's oral anticancer agent, TEMODAL (R) (temozolomide).

       On May 11, 1998, a report on form 8-K dated May 11, 1998 was filed with the Securities and Exchange Commission announcing that Sparta's stockholders had approved a one-for-five reverse split in the Company's Common Stock. Other changes in the Company's securities were discussed.

Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Sparta Pharmaceuticals, Inc.


 May 15, 1998              By:    /s/ Jerry B. Hook
 ---------------              -------------------------------------------------
 Date                      Jerry B. Hook, Ph.D.
                           Chairman of the Board, President and Chief Executive
                           Officer  (principal  executive officer)




 May 15, 1998              By:    /s/ Ronald H. Spair
 ----------------             -------------------------------------------------
 Date                      Ronald H. Spair
                           Sr. Vice President and Chief Financial
                           Officer  (principal financial officer)

                                 EXHIBIT INDEX

-------------------------------------------------------------------------------

Exhibit
Number                                    Description                                  Page
-------                                   -----------                                  ----

10.101  --  Form of Non-Qualified Stock Option Grant for Directors,                     14
            dated May 11, 1998.

10.102  --  Exclusive License Agreement by and between Sparta                           26
            Pharmaceuticals, Inc. and Schering Corporation.

10.103  --  Exclusive License Agreement by and between Sparta                           62
            Pharmaceuticals, Inc. and Schering-Plough Ltd.

27      --  Financial Data Schedule.                                                    100

99.28   --  Press Release, dated as of April 1, 1998 announcing pharmacokinetic         101
            results of an ongoing Spartaject busulfan Phase I clinical trial.