Form 10-Q
period 1998-08-11
SPARTA PHARMACEUTICALS INC
filed 1998-08-13
CIK 884019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998; OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________________ TO ________________________.

                             Commission File Number
                                     0-23076

                          Sparta Pharmaceuticals, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                               Delaware 56-1755527
             ------------------------------------------------------
           (State of incorporation) (IRS Employer Identification No.)


                         111 Rock Rd. Horsham, PA 19044
             ------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 442-1700
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of August 11, 1998, there were outstanding 3,560,500 shares of Common Stock, $.001 par value per share.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                   ----------

                                      INDEX


Part I.   FINANCIAL INFORMATION                                                                                 Page No.
          Item 1.   Consolidated Financial Statements (unaudited):
                    Consolidated Balance Sheets as of June 30, 1998 and
                        December 31, 1997                                                                           3
                    Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1998 and 1997 and for the period
                        from June 12, 1990 (inception) to June 30, 1998                                             4
                    Consolidated Statements of Cash Flows for the six-month
                        periods ended June 30, 1998 and 1997 and for the period
                        from June 12, 1990 (inception) to June 30, 1998                                             5
                    Notes to Consolidated Financial Statements                                                      6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                     7


Part II.  OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds                                                      12

          Item 4.   Submission of Matters to a Vote of Security Holders                                            12

          Item 5.   Other Information                                                                              13

          Item 6.   Exhibits and Reports on Form 8-K                                                               13


SIGNATURES                                                                                                         15

PART I-FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      June 30,                  December 31,
Assets                                                                  1998                       1997
                                                                  ----------------              -----------

Current assets:
  Cash and cash equivalents                                          $  4,140,490             $  4,767,317
  Short-term investments                                                     --                  1,473,275
  Prepaid expenses and other assets                                       158,741                   68,778
                                                                     ------------             ------------
         Total current assets                                           4,299,231                6,309,370

Fixed assets, net                                                         246,279                  336,695
Other assets:
  License agreements, net of amortization
    of $99,391 in 1998 and $92,912 in 1997                                 15,397                   21,876
  Restricted cash                                                         151,992                  148,310
                                                                     ------------             ------------
                                                                     $  4,712,899             $  6,816,251
                                                                     ============             ============

Liabilities and stockholders' equity Current liabilities:
  Accounts payable and accrued expenses                              $    506,666             $    741,240
                                                                     ------------             ------------
         Total current liabilities                                        506,666                  741,240
                                                                     ------------             ------------

Stockholders' equity:
  Preferred Stock, not designated, $.001 par value;
    authorized and unissued 8,818,491 shares                                 --                       --
  Series B' Convertible Preferred Stock, $.001 par value;
    authorized 2,181,509 shares; issued and outstanding
    877,981 shares in 1998 and 1,020,747 shares in 1997                       878                    1,021
  Common Stock, $.001 par value; authorized 72,000,000
    shares; issued and outstanding 3,507,168 shares in
    1998 and 3,116,154 shares in 1997                                       3,507                    3,116
  Additional paid-in capital                                           28,661,789               28,616,607
  Stock subscriptions receivable                                         (133,333)                (133,333)
  Deferred compensation                                                  (134,049)                (167,654)
  Deficit accumulated during the development stage                    (24,192,559)             (22,244,746)
                                                                     ------------             ------------
         Total stockholders' equity                                     4,206,233                6,075,011
                                                                     ------------             ------------
                                                                     $  4,712,899             $  6,816,251
                                                                     ============             ============





              The accompanying notes are an integral part of these
                             financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                  Three Months Ended              Six Months Ended                Period From
                                                       June 30,                       June 30,                   June 12, 1990
                                                  ---------------------          ---------------------          (Inception) to
                                                                                                                   June 30,
                                                   1998           1997            1998            1997               1998
                                                   ----           ----            ----            ----           -------------
Revenue:
  Grant, contract and license fee income$         271,600     $      6,006     $    415,852     $     22,506     $    698,928
  Interest income                                  64,323          118,463          141,068          244,090        1,175,066
                                             ------------     ------------     ------------     ------------     ------------
       Total revenue                              335,923          124,469          556,920          266,596        1,873,994
                                             ------------     ------------     ------------     ------------     ------------

Operating expenses:
  Research and development                        961,717          993,587        1,893,294        1,979,963       14,822,657
  General and administrative                      326,872          387,792          611,439          730,938        7,945,983
  Charge for acquired research
   and development                                   --               --               --               --          3,297,913

Net loss                                     $   (952,666)    $ (1,256,910)    $ (1,947,813)    $ (2,444,305)    $(24,192,559)
                                             ============     ============     ============     ============     ============



Basic and diluted net loss per share         $       (.28)    $       (.63)    $       (.59)    $      (1.23)
                                             ============     ============     ============     ============


Basic and diluted weighted average
 number of shares outstanding (Note 4)          3,414,072        2,002,262        3,302,261        1,985,801
                                             ============     ============     ============     ============



              The accompanying notes are an integral part of these
                             financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        Six Months ended June 30,         Period from June 12, 1990
                                                                 --------------------------------------      (Inception) to
                                                                       1998                  1997              June 30, 1998
                                                                 ------------------    ----------------   -------------------------
Operating activities:
Net loss........................................                   $ (1,947,813)          $  (2,444,305)           $(24,192,559)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Loss on investments                                                    --                      --                     3,316
    Depreciation and amortization                                       101,241                 109,098               1,039,675
    Write down of license agreement                                        --                      --                    45,200
       Acquired research & development                                     --                      --                 3,197,913
    Issuance of convertible notes for services .                           --                      --                   220,474
    Issuance of stock for services                                       45,430                    --                   267,389
    Compensation expense related to stock options and
    warrants granted                                                     33,605                  89,980                 468,588
    Compensation expense related to forgiveness of stock
    subscriptions receivable                                               --                    16,667                  66,667
    Changes in operating assets and liabilities,
     net of effect from acquisition:
     Prepaid expenses and other assets                                  (89,963)               (132,715)               (158,741)
          Restricted cash                                                (3,682)                 (4,819)                 95,357
     Accounts payable and accrued expenses                             (234,574)                (57,906)                356,666
                                                                   ------------            ------------            ------------
            Net cash used in operating activities                    (2,095,756)             (2,424,000)            (18,590,055)
                                                                   ------------            ------------            ------------

Investing activities:
Payment of acquisition related fees & expenses .                           --                      --                  (128,842)
Purchases of available-for-sale securities                                 --                      --                (2,576,468)
Maturities of available-for-sale securities                           1,473,275                    --                 2,573,152
Purchases of fixed assets                                                (4,346)                 (8,988)               (147,943)
Acquisition of license agreements                                          --                      --                  (160,078)
                                                                   ------------            ------------            ------------
            Net cash provided by (used in) investing
             activities                                               1,468,929                  (8,988)               (440,179)
                                                                   ------------            ------------            ------------


Financing activities:
Proceeds from issuance of convertible notes and notes
payable                                                                    --                      --                 4,488,650
Repayment of notes payable                                                 --                      --                  (640,000)
Proceeds from issuance of Common Stock                                     --                      --                 4,992,031
Repurchase of Common Stock                                                 --                      --                       (45)
Proceeds from issuance of Preferred Stock                                  --                      --                14,800,038
Increase in debt issuance costs                                            --                      --                  (469,950)
                                                                   ------------            ------------            ------------
            Net cash provided by financing activitie                       --                      --                23,170,724
                                                                   ------------            ------------            ------------

Increase (Decrease) in cash and cash equivalents                       (626,827)             (2,432,988)              4,140,490
Cash and cash equivalents at beginning of period                      4,767,317              10,246,812                    --
                                                                   ------------            ------------            ------------
Cash and cash equivalents at end of period......                   $  4,140,490            $  7,813,$24            $  4,140,490
                                                                   ============            ============            ============









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

2.   Basis of Presentation

     The consolidated financial statements include the accounts of Sparta Pharmaceuticals, Inc. and Orizon Pharmaceuticals, Inc., a 95% owned subsidiary. The Company recognizes 100% of Orizon's net loss in its consolidated results of operations. All intercompany balances and transactions have been eliminated.

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

 4.  Net Loss Per Share of Common Stock

     The Company has adopted SFAS No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share," and which is effective for all periods ending after

December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the six months and three months ended June 30, 1998 and 1997, the effects of the (i) exercise of outstanding stock options and warrants and (ii) conversion of the outstanding shares of convertible preferred stock (as if converted on their dates of issuance) were excluded from the calculation of diluted EPS because their effect was antidilutive.

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

     The Company has reviewed SFAS No. 130 and has determined that for the six months and three months ended June 30, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements. As a result, no disclosure is necessary to comply with SFAS No. 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sparta is a development stage pharmaceutical company engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life-threatening diseases including cancer, cardiovascular disorders, chronic metabolic diseases and inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of June 30, 1998, the Company's accumulated deficit was $24,192,559.

General

     In May 1998, Sparta completed the patient treatment phase of its Phase I clinical trial in adults using the Company's SpartajectTM technology for the intravenous delivery of busulfan. At the end of the month, the FDA accepted the Company's plans for pivotal, Phase II/III human clinical trials using the Company's Spartaject technology for the intravenous delivery of busulfan. In June 1998, Sparta completed patient enrollment for Sparta's RII retinamide Phase I/II trial. RII retinamide is a retinoid compound which is being evaluated by Sparta in patients with myelodysplastic syndromes. On June 11, 1998, Sparta announced the start of a Phase I trial using Spartaject busulfan intrathecally for the treatment of neoplastic meningitis in adults and children. The study is being performed under an investigator-sponsored IND held by Henry Friedman, M.D., Professor of Pediatrics and Chief of the Division of Pediatric Neuro-Oncology at Duke University Medical Center, who is the principal investigator. On June 24, 1998, Sparta commenced a Phase I trial using Spartaject busulfan in pediatric patients being prepared for bone marrow transplantation (BMT) at St. Jude Children's Research Hospital in Memphis, Tennessee. The principal investigator of the study is John Rodman, Pharm.D. Dr. Rodman is Vice Chairman of the Pharmaceutical Department at St. Jude and is an internationally recognized investigator in the pharmacology of drugs used in the treatment of cancer. Sparta also announced that it will not exercise its option to obtain license rights to asulacrine, a compound previously under development at the Cancer Research Campaign ("CRC") in the U.K. Neither the Company nor CRC believe further clinical development is warranted based on results of a recently concluded clinical trial.

Results of Operations

Three Months Ended June 30, 1997 and 1998

     Revenue increased from $124,469 for the three months ended June 30, 1997 to $335,923 for the three months ended June 30, 1998 due to a higher level of grant income and license fee income. The Company recorded grant income of $121,600 for the three months ended June 30, 1998 under a Phase II Small Business Innovation Research grant ("Phase II SBIR grant") awarded in 1997. The Company also recorded license fee income from Schering-Plough Ltd. and Schering Corporation of $150,000 for the three months ended June 30, 1998. Interest income decreased from $118,463 in the second quarter of 1997 to $64,323 in the second quarter of 1998 due to a lower level of funds available for investment as the Company has consumed funds for continuing operations and is likely to continue to decrease in subsequent quarters unless the Company is able to secure additional funding. The amount of total revenue may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses decreased from $993,587 in the second quarter of 1997 to $961,717 in the second quarter of 1998. This decrease is attributable to (a) decreased legal expenses, primarily for patent filings, (b) decreased clinical trial costs, and (c) decreased personnel expense, partially offset by increases in license agreement costs. Subject to the availability of funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical activity, clinical trials, and regulatory activities increase.

     General and administrative expenses decreased from $387,792 in the second quarter of 1997 to $326,872 in the second quarter of 1998. This decrease is principally due to a decrease in (a) public relations expense, and (b) personnel expenses, partially offset by professional fees related to the reverse stock split.

     The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

Six Months Ended June 30, 1997 and 1998

     Revenue increased from $266,596 for the six months ended June 30, 1997 to $556,920 for the six months ended June 30, 1998 due to a higher level of grant income and license fee income. The Company recorded grant income of $265,852 for the six months ended June 30, 1998 under the Phase II SBIR grant awarded in 1997. The Company also recorded license fee income of $150,000 for the six months ended June 30, 1998. Interest income decreased from $244,090 in the first half of 1997 to $141,068 in the first half of 1998 due to a lower level of funds available for investment as the Company has consumed funds for continuing operations and is likely to continue to decrease in subsequent quarters unless the Company is able to secure additional funding. The amount of total revenue may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses decreased from $1,979,963 in the first half of 1997 to $1,893,294 in the first half of 1998. This decrease is attributable to (a) decreased legal expenses, primarily for patent filings, and
(b) decreased facilities expenditures as a result of the sublease of a portion of the Company's office facility in the second quarter of 1997, partially offset by increases in personnel expenses and license agreement costs. Subject to the availability of funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical activity, clinical trials, and regulatory activities increase.

     General and administrative expenses decreased from $730,938 in the first half of 1997 to $611,439 in the first half of 1998. This decrease is principally due to a decrease in (a) legal expenses, (b) facilities expense as a result of the sublease of a portion of the Company's office facility in the second quarter of 1997, and (c) professional fees and personnel expenses.

     The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

Liquidity and Capital Resources

     The Company has used $18,590,055 to fund operations from inception through June 30, 1998. The Company has financed its operations to date from the proceeds of its private placements concluded in 1996, its initial public offering in 1994, prior placements of equity and convertible debt securities and investment income. In 1998, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate amount of $352,000, of which $177,000 had been paid as of July 29, 1998. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to approximately $29,000 based on the fulfillment of certain benchmarks during the term of said agreement.

     The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments in cash, and under the terms of one agreement, with a combination of cash and Common Stock. The Company anticipates making aggregate payments of approximately $1,189,000 during the terms of the agreements that were in effect as of July 29, 1998. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with three of its executive officers as well as certain consulting agreements which provide for aggregate annual, minimum payments of $546,000 and $229,000, respectively, of which approximately $348,000 is still owed as of July 29, 1998. The Company is a party to an operating lease agreement which will require the Company to make payments of approximately $108,000 in 1998, of which approximately $62,000 has already been paid. The agreement also requires the Company to pay a certain amount of contingent rentals based upon operating, maintenance, management, and repair expenses incurred by the lessor.

     The Series B' Preferred Stock is convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion price of $3.75 per share, after giving effect to the reverse stock split, effective May 13, 1998, such that 10,000 shares of the Company's Series B' Preferred Stock are convertible into 26,667 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. The Company has the option to order mandatory conversion of the Series B' Preferred Stock into fully paid shares of Common Stock if the closing price of the Common Stock exceeds $7.50 for 20 out of any 30 consecutive trading days. At June 30, 1998, after giving effect to the reverse stock split, the outstanding Series B' Preferred Stock was convertible into 2,341,312 shares of Common Stock.

     As of June 30, 1998, the Company had cash and cash equivalents of $4,140,490, accounts payable and accrued expenses of $506,666, and working capital of $3,792,565.

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

     The Company's ability to raise funds is likely to be adversely affected if it is unable to continue to meet the listing criteria on the Nasdaq SmallCap Market. The Nasdaq Stock Market ("Nasdaq") has implemented a $1.00 minimum bid price listing requirement for all common stock securities listed on the Nasdaq SmallCap Market. If the bid price of the Company's Common Stock is below $1.00 for any thirty consecutive trading days, the Company will not meet the minimum bid price requirement. In accordance with the current Nasdaq Marketplace Rules, the Company will be notified promptly of its non-compliance and granted a 90 calendar day period within which the minimum bid price requirement must be met for a minimum of 10 consecutive business days. In the event that the Company is unable to meet the $1.00 minimum bid price requirement, the Company's securities would likely be removed from the Nasdaq SmallCap Market and moved to the OTC Bulletin Board. As a result of the Common Stock being traded on the OTC Bulletin Board, investors could find it difficult to obtain accurate quotations as to the price of the Common Stock, and the other publicly-traded securities of the Company. Additionally, if delisting occurs, the Company's securities may also become "penny stock" as defined in the Securities Exchange Act of 1934, as amended, which may also adversely affect the Company's ability to raise funds.

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

     Based on a recent assessment, the Company believes that the exposure of its internal systems to the Year 2000 Issue is immaterial as internal systems are Year 2000 compliant. The Company continues to assess compliance of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. To date, the Company is unaware of any situations of noncompliance that would adversely affect its operations. However, there can be no assurance that a failure to convert by another company would not have a material adverse effect on the Company.

----------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

PART II-OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds

     (a) At the Company's Annual Meeting of Stockholders held on May 11, 1998, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one-for-five reverse stock split of its Common Stock. The Company's Common Stock began trading on a post-reverse split basis at the commencement of trading May 13, 1998.

     The Company's outstanding Class A Common Stock Warrants ("Class A Warrants") and Class B Common Stock Warrants ("Class B Warrants") were affected by the reverse stock split. The number of shares of Common Stock issuable upon exercise of each warrant decreased from 1.2 shares of Common Stock to .24 shares of Common Stock. The total number of each class of warrants outstanding and the current exercise prices remain the same.

     In connection with the approval of the reverse split, and as provided for under the terms of the governing Warrant Agreement, the Company elected to effect a one-for-five reverse split of its Class C Common Stock Warrants ("Class C Warrants") such that each Class C Warrant currently outstanding is exercisable for one share of post reverse split common stock, at an exercise price of $7.50 per warrant.

     The adjustments made to the Common Stock, Class A Warrants and Class B Warrants as a result of the Reverse Split have had a corresponding effect on the Units. Prior to the reverse split, each Unit consisted of one share of Common Stock, one Class A Warrant and one Class B Warrant. After giving effect to the reverse split, each Unit consists of two-tenths of a share of Common Stock, one Class A Warrant and one Class B Warrant.

ITEM 4.    Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of the stockholders of Sparta Pharmaceuticals, Inc. was held on May 11, 1998.

     (b) Election of Directors. Peter Barton Hutt and Richard L. Sherman were reelected to the Board of Directors in an uncontested election.

         Votes were cast as follows:

         For all candidates:  15,506,020
         Withheld for each candidate:  158,840

     Lindsay A. Rosenwald, M.D. and Jerry B. Hook, Ph.D. continue to serve as directors with a term ending at the annual stockholder's meeting in the year 1999. William M. Sullivan, Sir John Vane, FRS and Colin B. Bier, Ph.D. continue to serve as directors with a term ending at the annual stockholder's meeting in the year 2000.

     (c) Matters Voted Upon:

     Proposal to approve an amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's outstanding Common Stock.

         Votes were cast as follows:

         For:  15,376,061
         Against:  244,715
         Abstain:  44,083
         Broker non-votes:  None

     Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998.

         For:  15,638,110
         Against:  20,000
         Abstain:  6,750
         Broker non-votes:  None

ITEM 5.    Other Information

     On May 13, 1998, Sparta issued the press release filed as Exhibit 99.29 hereto announcing the completion of the patient treatment phase of its Phase I clinical trial in adults using the Company's SpartajectTM technology for the intravenous delivery of busulfan.

     On May 28, 1998, Sparta issued the press release filed as Exhibit 99.30 hereto announcing that the FDA has accepted the Company's plans to begin pivotal, Phase II/III human clinical trials using the Company's SpartajectTM technology for the intravenous delivery of busulfan.

     On June 1, 1998, Sparta issued the press release filed as Exhibit 99.31 hereto announcing that patient enrollment for Sparta's RII Retinamide Phase I/II trial is complete.

     On June 11, 1998, Sparta issued the press release filed as Exhibit 99.32 hereto announcing that the Nasdaq trading symbols for the Company have returned to their original SPTA, SPTAU, SPTAW, SPTAZ and SPTAL.

     On June 11, 1998, Sparta issued the press release filed as Exhibit 99.33 hereto announcing the commencement of a Phase I trial using SpartajectTM busulfan intrathecally for the treatment of neoplastic meningitis in adults and children.

     On June 24, 1998, Sparta issued the press release filed as Exhibit 99.34 hereto announcing the commencement of a Phase I trial using SpartajectTM busulfan in pediatric patients being prepared for bone marrow transplantation (BMT) at St. Jude Children's Research Hospital in Memphis, Tennessee.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.       Description

  3.4    --       Restated Certificate of Incorporation, as amended on May 11,
                  1998.
  27     --       Financial Data Schedule.
  99.29  --       Press Release, dated as of May 13, 1998, announcing the
                  completion of the patient treatment phase of its Phase I
                  clinical trial in adults using the Company's SpartajectTM
                  technology for the intravenous delivery of busulfan.
  99.30  --       Press Release, dated as of May 28, 1998, announcing that
                  the FDA has accepted the Company's plans to begin pivotal,
                  Phase II/III human clinical trials using the Company's
                  SpartajectTM technology for the intravenous delivery of
                  busulfan.
  99.31  --       Press Release, dated as of June 1, 1998, announcing that
                  patient enrollment for Sparta's RII Retinamide Phase I/II trial is complete.

  99.32  --       Press Release, dated as of June 11, 1998, announcing that the
                  Nasdaq trading symbols for the Company have returned to their original SPTA, SPTAU, SPTAW, SPTAZ and SPTAL.
  99.33  --       Press Release, dated as of June 11, 1998, announcing the
                  commencement of a Phase I trial using SpartajectTM busulfan intrathecally for the treatment of neoplastic meningitis in adults and children.
  99.34  --       Press Release, dated as of June 24, 1998, announcing the
                  commencement of a Phase I trial using SpartajectTM busulfan in pediatric patients being prepared for bone marrow
                  transplantation (BMT) at St. Jude Children's Research Hospital
                  in Memphis, Tennessee.
         ---------------


       (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter:

       None.

Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Sparta Pharmaceuticals, Inc.


 August 12, 1998                         By: /s/ Jerry B. Hook
----------------                             -----------------------------------
 Date                                    Jerry B. Hook, Ph.D.
                                         Chairman of the Board,
                                         President and Chief Executive
                                         Officer  (principal executive officer)




 August 12, 1998                         By: /s/ Ronald H. Spair
----------------                             -----------------------------------
 Date                                    Ronald H. Spair
                                         Sr. Vice President and Chief Financial
                                         Officer  (principal financial officer)

                                  EXHIBIT INDEX


--------------------------------------------------------------------------------
Exhibit
Number                            Description
------                            -----------



3.4            -- Restated Certificate of Incorporation, as amended on May 11, 1998.


99.29          -- Press Release, dated as of May 13, 1998, announcing the completion of the patient treatment phase of  its Phase I clinical trial in adults using the Company's SpartajectTM technology for the intravenous delivery of busulfan.

99.30          -- Press Release, dated as of May 28, 1998, announcing that the FDA has accepted the Company's plans to begin pivotal, Phase II/III human clinical trials using the Company's SpartajectTM technology for the intravenous delivery of busulfan.

99.31          -- Press Release, dated as of June 1, 1998, announcing that patient enrollment for Sparta's RII Retinamide Phase I/II trial is complete.

99.32          -- Press Release, dated as of June 11, 1998, announcing that the Nasdaq trading symbols for the Company have returned to their original SPTA,
                  SPTAU, SPTAW, SPTAZ and SPTAL.

99.33          -- Press Release, dated as of June 11, 1998, announcing the commencement of a Phase I trial using SpartajectTM busulfan intrathecally for the treatment of neoplastic meningitis in adults and children.

99.34          -- Press Release, dated as of June 24, 1998, announcing the commencement of a Phase I trial using SpartajectTM busulfan in pediatric patients being prepared for bone marrow transplantation
                  (BMT) at St. Jude Children's Research Hospital in Memphis, Tennessee.

27             -- Financial Data Schedule.
