Form 10-Q
period 1998-09-30
SPARTA PHARMACEUTICALS INC
filed 1998-10-30
CIK 884019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998; OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                       TO             .
         ----------        ----------

                             Commission File Number
                                     0-23076

                          Sparta Pharmaceuticals, Inc.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    56-1755527
  ------------------------                  ---------------------------------
  (State of incorporation)                  (IRS Employer Identification No.)


                         111 Rock Rd. Horsham, PA 19044
            --------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 442-1700
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X      No
                                           -------     ----------

As of October 26, 1998, there were outstanding 3,618,471 shares of Common Stock, $.001 par value per share.

                                    FORM 10-Q

                                QUARTERLY REPORT



                                      INDEX


Part I.   FINANCIAL INFORMATION                                                                Page No.

          Item 1.   Consolidated Financial Statements (unaudited):
                    Consolidated Balance Sheets as of September 30, 1998 and
                        December 31, 1997                                                          3
                    Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and for
                        the period from June 12, 1990 (inception) to September 30, 1998            4
                    Consolidated Statements of Cash Flows for the nine-month
                        periods ended September 30, 1998 and 1997 and for the period
                        from June 12, 1990 (inception) to September 30, 1998                       5
                    Notes to Consolidated Financial Statements                                     6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                    7

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    11

Part II.  OTHER INFORMATION

          Item 5.   Other Information                                                             12

          Item 6.   Exhibits and Reports on Form 8-K                                              12


SIGNATURES                                                                                        13

PART I-FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                           September 30,     December 31,
Assets                                                         1998             1997
Current assets:
  Cash and cash equivalents                                 $  3,358,413    $  4,767,317
  Short-term investments                                            --         1,473,275
  Prepaid expenses and other assets                              190,991          68,778
                                                            ------------    ------------
         Total current assets                                  3,549,404       6,309,370

Fixed assets, net                                                199,408         336,695
Other assets:
  License agreements, net of amortization
    of $102,631 in 1998 and $92,912 in 1997                       12,157          21,876
  Restricted cash                                                 92,972         148,310
                                                            ------------    ------------
                                                            $  3,853,941    $  6,816,251
                                                            ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                     $    644,395    $    741,240
                                                            ------------    ------------
         Total current liabilities                               644,395         741,240
                                                            ------------    ------------
Stockholders' equity:
  Preferred Stock, not designated, $.001 par value;
    authorized and unissued 8,845,231 shares                        --              --
  Series B' Convertible Preferred Stock, $.001 par value;
    authorized 2,154,769 shares; issued and outstanding
    851,241 shares in 1998 and 1,020,747 shares in 1997              851           1,021
  Common Stock, $.001 par value; authorized 72,000,000
    shares; issued and outstanding 3,578,472 shares in
    1998 and 3,116,154 shares in 1997                              3,578           3,116
  Additional paid-in capital                                  28,661,745      28,616,607
  Stock subscriptions receivable                                 (66,667)       (133,333)
  Deferred compensation                                         (117,246)       (167,654)
  Deficit accumulated during the development stage           (25,272,715)    (22,244,746)
                                                            ------------    ------------
         Total stockholders' equity                            3,209,546       6,075,011
                                                            ------------    ------------
                                                            $  3,853,941    $  6,816,251
                                                            ============    ============





   The accompanying notes are an integral part of these financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                                                         Period From
                                                Three Months Ended              Nine Months Ended       June 12, 1990
                                                   September 30,                  September 30,         (Inception) to
                                                -------------------            --------------------      September 30,
                                                1998           1997            1998            1997           1998
                                                ----           ----            ----            ----           ----

Revenue:
  Grant, contract and license fee income   $    138,451   $     16,568    $    554,303    $     39,074    $    837,379
  Interest income                                54,760        108,071         195,828         352,161       1,229,826
                                           ------------   ------------    ------------    ------------    ------------
       Total revenue                            193,211        124,639         750,131         391,235       2,067,205
                                           ------------   ------------    ------------    ------------    ------------
Operating expenses:
  Research and development                      970,701        865,011       2,863,995       2,844,974      15,793,358
  General and administrative                    302,666        371,785         914,105       1,102,723       8,248,649
  Charge for acquired research
   and development                                 --             --              --              --         3,297,913
                                           ------------   ------------    ------------    ------------    ------------
Net loss                                   $ (1,080,156)  $ (1,112,157)   $ (3,027,969)   $ (3,556,462)   $(25,272,715)
                                           ============   ============    ============    ============    ============



Basic and diluted net loss per share       $       (.30)  $       (.52)   $       (.89)   $      (1.75)
                                           ============   ============    ============    ============

Basic and diluted weighted average
 number of shares outstanding (Note 4)        3,549,770      2,129,547       3,385,670       2,031,607
                                           ============   ============    ============    ============















   The accompanying notes are an integral part of these financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Nine Months ended September 30,      Period from June 12, 1990
                                                                    ------------------------------           (Inception) to
                                                                        1998               1997            September 30, 1998
                                                                    ------------       ------------        ------------------
Operating activities:
Net loss ........................................................   $ (3,027,969)        (3,556,$62)          (25,272,715)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Loss on investments .........................................           --                 --                   3,316
    Depreciation and amortization ...............................        151,352            162,940             1,089,786
    Write down of license agreement .............................           --                 --                  45,200
    Acquired research & development .............................           --                 --               3,197,913
    Issuance of convertible notes for services ..................           --                 --                 220,474
    Issuance of stock for services ..............................         45,430             60,514               267,389
    Compensation expense related to stock options and
    warrants granted ............................................         50,408            104,970               485,391
    Compensation expense related to forgiveness of stock
    subscriptions receivable ....................................         50,000             66,667               116,667
    Changes in operating assets and liabilities,
          net of effect from acquisition:
     Prepaid expenses and other assets ..........................       (122,213)          (151,804)             (190,991)
          Restricted cash .......................................         55,338             50,409               154,377
     Accounts payable and accrued expenses ......................        (96,845)           (56,179)              494,395
                                                                    ------------       ------------          ------------
                         Net cash used in operating activities ..     (2,894,499)        (3,318,945)          (19,388,798)
                                                                    ------------       ------------          ------------
Investing activities:
Payment of acquisition related fees & expenses ..................           --                 --                (128,842)
Purchases of available-for-sale securities ......................           --                 --              (2,576,468)
Maturities of available-for-sale securities .....................      1,473,275               --               2,573,152
Purchases of fixed assets .......................................         (4,346)            (8,988)             (147,943)
Acquisition of license agreements ...............................           --                 --                (160,078)
                                                                    ------------       ------------          ------------
                         Net cash provided by (used in) investing
                         activities .............................      1,468,929             (8,988)             (440,179)
                                                                    ------------       ------------          ------------

Financing activities:
Proceeds from issuance of convertible notes and notes
payable .........................................................           --                 --               4,488,650
Repayment of notes payable ......................................           --                 --                (640,000)
Proceeds from issuance of Common Stock ..........................           --               80,000             4,992,031
Repurchase of Common Stock ......................................           --                 --                     (45)
Proceeds from issuance of Preferred Stock .......................         16,666               --              14,816,704
Increase in debt issuance costs .................................           --                 --                (469,950)
                                                                    ------------       ------------          ------------
                         Net cash provided by financing activites         16,666             80,000            23,187,390
                                                                    ------------       ------------          ------------

Increase (Decrease) in cash and cash equivalents ................     (1,408,904)        (3,247,933)            3,358,413
Cash and cash equivalents at beginning of period ................      4,767,317         10,246,812                  --
                                                                    ------------       ------------          ------------
Cash and cash equivalents at end of period ......................   $  3,358,413       $  6,998,879          $  3,358,413
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

4.  Net Loss Per Share of Common Stock

     The Company has adopted SFAS No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the nine months and three months ended September 30, 1998 and 1997, the effects of the (i) exercise of outstanding stock options and warrants and (ii) conversion of the outstanding shares of convertible preferred stock (as if converted on their dates of issuance) were excluded from the calculation of diluted EPS because their effect was antidilutive.

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

     The Company has reviewed SFAS No. 130 and has determined that for the nine months and three months ended September 30, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements. As a result, no disclosure is necessary to comply with SFAS No. 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sparta is a development stage pharmaceutical company engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life- threatening diseases including cancer, cardiovascular disorders, chronic metabolic diseases and inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of September 30, 1998, the Company's accumulated deficit was $25,272,715.

General

     In the third quarter, the Company was awarded a Phase I/II Fast-Track Small Business Innovation Research ("SBIR") Grant by the National Cancer Institute. The Fast-Track initiative is designed to expedite the decision and award of SBIR Phase II funding for projects that have high potential for commercialization. This is the second major SBIR grant to be received by the Company in the past twelve months. Both awards together total $1.6 million.

     The new grant will be received over two and one-half years and totals $850,000. This grant will provide funds for the development of IPdR, a prodrug of IUdR, which has the potential to benefit patients receiving radiation therapy for cancer. The specific goals of the grant are to take IPdR through toxicology studies and the first two years of clinical trials. The Company anticipates that the Phase I trial will begin in the first half of 1999.

     During the third quarter, the Company completed negotiations with Astra-Merck for the return to the Company of all rights to develop and commercialize LEX032. This return of rights provides the Company the ability to license LEX032 for targets such as stroke and other cardiovascular disorders. The $750,000 Phase II SBIR Grant from the National Institute of Neurological Disorders and Stroke awarded to the

Company in September, 1997 (the "Phase II SBIR Grant") currently funds pre-clinical development of LEX032 targeted for stroke.

     The Company expects to conclude its current clinical trials with both 5-FP and RII retinamide in the fourth quarter of 1998. If evaluation of the trial results is favorable, the Company will seek to identify those pharmaceutical companies interested in licensing these compounds for further clinical development.

     The Company is completing preparations for the initiation of its pivotal trial for Spartaject busulfan and its initial clinical activity with Pyrazinoylguanidine ("PZG"). Both trials are expected to begin within the next few months.

Results of Operations

Three Months Ended September 30, 1997 and 1998

     Revenue increased from $124,639 for the three months ended September 30, 1997 to $193,211 for the three months ended September 30, 1998 due to a higher level of grant income. The Company recorded grant income of $138,451 for the three months ended September 30, 1998 under the Phase II SBIR grant awarded in 1997, and contract income of $16,568 for the three months ended September 30, 1997 related to a feasibility study being conducted for a pharmaceutical company ("feasibility study"). Interest income decreased from $108,071 in the third quarter of 1997 to $54,760 in the third quarter of 1998 due to a lower level of funds available for investment as the Company consumes funds for continuing operations. Interest income is likely to continue to decrease in subsequent quarters unless the Company is able to secure additional funding. The amount of total revenue may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses increased from $865,011 in the third quarter of 1997 to $970,701 in the third quarter of 1998. This increase is attributable to increased drug development and license agreement costs, partially offset by decreased legal expenses, primarily for patent filings, and decreased insurance expense. Subject to the availability of funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical activity, clinical trials, and regulatory activities increase.

     General and administrative expenses decreased from $371,785 in the third quarter of 1997 to $302,666 in the third quarter of 1998. This decrease is primarily due to a decrease in professional fees, personnel expenses, facility expenses, and insurance expense.

     The Company expects to incur substantial operating losses over the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

Nine Months Ended September 30, 1997 and 1998

     Revenue increased from $391,235 for the nine months ended September 30, 1997 to $750,131 for the nine months ended September 30, 1998 due to a higher level of grant income and license fee income. The Company recorded grant income of $404,303 under the Phase II SBIR Grant awarded in September, 1997 and license fee income from Schering-Plough Ltd. and Schering Corporation of $150,000 for the nine months ended September 30, 1998, and contract income of $39,074 for the nine months ended September 30, 1997 related to the feasibility study. Interest income decreased from $352,161 in the first nine months of 1997 to $195,828 in the first nine months of 1998 due to a lower level of funds available for investment as the Company consumes funds for continuing operations. Interest income is likely to continue to decrease in subsequent quarters unless the Company is able to secure additional funding. The amount of total revenue may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors, the timing and amount of future financings and the potential awarding of future grants and contracts.

     Research and development expenses increased slightly from $2,844,974 in the first nine months of 1997 to $2,863,995 in the first nine months of 1998. This increase is attributable to (a) increased drug development and license fee costs, and (b) increased personnel expenses, mostly offset by (a) decreased legal expenses, primarily for patent filings, (b) decreased facilities expenditures as a result of the sublease of a portion of the Company's office facility in the second quarter of 1997, and (c) insurance expense. Subject to the availability of funding, the Company expects research and development expenses to increase during the next several years as product development, preclinical activity, clinical trials, and regulatory activities increase.

     General and administrative expenses decreased from $1,102,723 in the first nine months of 1997 to $914,105 in the first nine months of 1998. This decrease is due to a decrease in (a) personnel expenses, (b) legal expenses, (c) public relations expense, (d) facilities expense as a result of the sublease of a portion of the Company's office facility in the second quarter of 1997, and (e) insurance expense.

Liquidity and Capital Resources

     The Company has used $19,388,798 to fund operations from inception through September 30, 1998. The Company has financed its operations to date from the proceeds of its private placements concluded in 1996, its initial public offering in 1994, prior placements of equity and convertible debt securities and investment income. In 1998, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate amount of $352,000, of which $177,000 had been paid as of October 12, 1998. Under a collaboration and option agreement, the term of which has been extended, the Company may have to make payments of up to approximately $30,000 based on the fulfillment of certain benchmarks during the term of said agreement.

     The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments in cash, and under the terms of one agreement, with a combination of cash and Common Stock. The Company anticipates making aggregate payments of approximately $1,024,000 during the terms of the agreements that were in effect as of October 12, 1998. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with three of its executive officers as well as certain consulting agreements which provide for aggregate annual, minimum payments of $546,000 and $229,000, respectively, of which approximately $215,000 is still owed as of October 12, 1998. The Company is a party to an operating lease agreement which will require the Company to make payments of approximately $108,000 in 1998, of which approximately $90,000 has already been paid. The agreement also requires the Company to pay a certain amount of contingent rentals based upon operating, maintenance, management, and repair expenses incurred by the lessor.

     The Series B' Preferred Stock is convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion price of $3.75 per share, after giving effect to the reverse stock split, effective May 13, 1998, such that 10,000 shares of the Company's Series B' Preferred Stock are convertible into 26,667 shares of the Company's Common Stock. In the event of a Liquidation Event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least

66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. The Company has the option to order mandatory conversion of the Series B' Preferred Stock into fully paid shares of Common Stock if the closing price of the Common Stock exceeds $7.50 for 20 out of any 30 consecutive trading days. At September 30, 1998, after giving effect to the reverse stock split, the outstanding Series B' Preferred Stock was convertible into 2,269,976 shares of Common Stock.

     As of September 30, 1998, the Company had cash and cash equivalents of $3,358,413, accounts payable and accrued expenses of $644,395, and working capital of $2,905,009.

     The Company is considering strategic transactions with, and is continuing to evaluate expressions of interest from, other pharmaceutical and biotechnology companies involving the Company and its technologies and/or product candidates, which could result in, among other things, the possible licensing or sale of those technologies and product candidates, whether individually or in the aggregate. The Company has retained an investment banking firm to assist the Company in identifying and evaluating these alternatives.

     Continuing development of the Company's product candidates will require substantial additional funds to finance such activities on an ongoing basis. Based on implementation of its current plan for operations and absent cost overruns or unanticipated expenses, at this time, the Company anticipates that its available cash and cash equivalents will be sufficient to fund such operations through the second quarter of 1999. If additional funding is not obtained in an amount sufficient to maintain operations at the level called for in such plan, or the Company is unable to enter into a strategic relationship that provides access to additional capital, the Company will be required to delay, reduce or eliminate research and development programs and other operating expenses. Other than funds available to it under its two SBIR grants, the Company has no commitments for additional funding at this time and there can no assurances given that such additional funding will become available to the Company, or such funding, if available would be obtainable on reasonable terms or without significant dilution to existing securityholders.

     The Company's ability to raise funds is likely to be adversely affected if it is unable to continue to meet the listing criteria on the Nasdaq SmallCap Market. The Nasdaq Stock Market ("Nasdaq") has implemented a $1.00 minimum bid price listing requirement for all common stock securities listed on the Nasdaq SmallCap Market. The Company has been advised by Nasdaq of its failure to meet the minimum bid price listing requirement for the Company's Common Stock (SPTA). The Company has until November 30, 1998, to comply with the $1.00 minimum bid price requirement. If at any time within the period ending November 30, 1998, the Common Stock reports a closing bid price of $1.00 or greater for ten consecutive trading days, it will have complied with the minimum bid price requirement. In the event that the Company fails to meet the $1.00 minimum bid price within the period ending November 30, 1998, the Company's securities would likely be removed from the Nasdaq SmallCap Market and moved to the OTC Bulletin Board. As a result of the Common Stock being traded on the OTC Bulletin Board, investors could find it difficult to obtain accurate quotations as to the price of the Common Stock. Additionally, if delisting occurs, the Company's securities may also become "penny stock" as defined in the Securities Exchange Act of 1934, as amended, which may also adversely affect the Company's ability to raise funds. The Company's Class A, B, and C Common Stock Warrants and Units (SPTAW, SPTAZ, SPTAL and SPTAU) were delisted on October 9, 1998 due to the failure of the securities to maintain a minimum of two active market makers.

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

     Based on a recent assessment, the Company believes that the exposure of its internal systems to the Year 2000 Issue is immaterial as internal systems are Year 2000 compliant. The Company continues to assess compliance of its significant contractors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. To date, the Company is unaware of any situations of noncompliance that would adversely affect its operations. However, there can be no assurance that a failure to convert by another company would not have a material adverse effect on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

PART II-OTHER INFORMATION

ITEM 5.       Other Information

     On September 22, 1998, Sparta issued the press release filed as Exhibit
     99.35 hereto announcing the award of a Phase I/II Fast-Track Small Business Innovation Research Grant by the National Cancer Institute.

     On October 7, 1998, Sparta issued the press release filed as Exhibit 99.36 hereto announcing the receipt of a notice from Nasdaq related to continued listing requirements and announcing that the Company has retained an investment banking firm to evaluate strategic alternatives.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.       Description

     27    -- Financial Data Schedule.

     99.35 -- Press Release, dated as of September 22, 1998, announcing the award of a Phase I/II Fast-Track Small Business Innovation Research Grant by the National Cancer Institute.

     99.36 -- Press Release, dated as of October 7, 1998, announcing the receipt of a notice from Nasdaq related to continued listing requirements and announcing that the Company has retained an investment banking firm to evaluate strategic alternatives.

---------------


       (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter:

       None.

Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Sparta Pharmaceuticals, Inc.


 October 30, 1998                 By:  /s/ Jerry B. Hook
 ----------------                      ------------------------------------
 Date                                     Jerry B. Hook, Ph.D.
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (principal  executive officer)




October 30, 1998                  By: /s/ Ronald H. Spair
----------------                      ------------------------------------
Date                                      Ronald H. Spair
                                          Sr. Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)

                                              EXHIBIT INDEX



Exhibit
Number                                    Description
-------                                   -----------

99.35  --   Press Release, dated as of September 22, 1998, announcing the award of a Phase I/II Fast-Track Small Business Innovation Research (SBIR)
            Grant by the National Cancer Institute (NCI).

99.36  --   Press Release, dated as of October 7, 1998, announcing the receipt of a notice from Nasdaq related to continued listing requirements and announcing that the Company has retained an investment bank to evaluate strategic alternatives.