Form 10-K
period 1998-10-31
SPARTA PHARMACEUTICALS INC
filed 1999-02-23
CIK 884019

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-K
                                 ---------------
(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                                (Title of Class)
        Units, each consisting of one-fifth of one share of Common Stock,
      $.001 par value per share, one redeemable Class A Warrant to purchase twenty-four one-hundredths shares of Common Stock, $.001 par value per share, and one redeemable Class B Warrant to purchase twenty-four one-hundredths shares of Common Stock, $.001 par value per share

              Redeemable Class A Warrants, each exercisable for the
                  purchase of twenty-four one-hundredths shares
                   of Common Stock, $.001 par value per share

              Redeemable Class B Warrants, each exercisable for the
                  purchase of twenty-four one-hundredths shares
                   of Common Stock, $.001 par value per share

                Redeemable Class C Warrants, each exercisable for
                   the purchase of one share of Common Stock,
                            $.001 par value per share

                     Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. [ ]

The voting stock of the Registrant consists of the Common Stock and the Series B' Convertible Preferred Stock, $.001 par value per share, which is convertible into shares of Common Stock. The aggregate market value of Common Stock and the Series B' Convertible Preferred Stock (on an as-converted basis) held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on The OTC Bulletin Board on February 18, 1999 was $1,865,747. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at February 18, 1999: 3,691,841 shares.


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

         During 1998, the Company considered strategic transactions with other pharmaceutical and biotechnology companies to increase stockholder value. As a result of those efforts, in January 1999, the Company and SuperGen, Inc. ("SuperGen") entered into an Agreement and Plan of Reorganization dated January 18, 1999 (the "Reorganization Agreement") pursuant to which a subsidiary of SuperGen will merge with and into the Company (the "Merger"). If the Merger and related amendments to Sparta's Certificate of Incorporation are approved by Sparta's stockholders, after the Merger, Sparta will operate as a wholly-owned subsidiary of SuperGen. In the Merger, the Company's stockholders will receive 650,000 shares of SuperGen Common Stock (subject to adjustment) in exchange for all shares of Common Stock and Series B' Convertible Preferred Stock ("Series B' Preferred Stock") of Sparta that they own.

      This number of shares is subject to adjustment. The Company's stockholders will receive:

      o Fewer shares, if the average closing price per share of SuperGen Common Stock as reported on The Nasdaq National Market during a specified period before the closing of the Merger (the "Average Closing Price") is greater than $12.00. In that event, the Company's stockholders will receive a number of shares of SuperGen Common Stock equal to $7,800,000 divided by the Average Closing Price. Moreover, to the extent that the number of shares issuable pursuant to the Merger decreases below 650,000 due to such downward adjustment, SuperGen will issue to the Company's stockholders warrants exercisable for SuperGen Common Stock in the amount of such decrease and exercisable at the Average Closing Price.

      o More shares, if the Average Closing Price is less than $5.00. In that event, the Company's stockholders will receive a number of shares of SuperGen Common Stock equal to $3,250,000 divided by the Average Closing Price.

         The Company expects a special meeting of the Company's stockholders to vote on the Merger and related matters ("Special Meeting") will occur in the second quarter of 1999. At the Special Meeting, stockholders will be asked to adopt and approve the Reorganization Agreement and approve the Merger. In addition, Sparta stockholders will be asked to approve certain amendments to the Company's Certificate of Incorporation. The Amendments will increase the conversion rate in effect for the Sparta Series B' Preferred Stock so that each full share of such preferred stock will be convertible into 16.4 shares of Sparta Common Stock (instead of 2.666667 shares of Sparta Common Stock). In exchange for this increase in the conversion rate, the Amendments will eliminate the liquidation preference to which the holders of Sparta Series B' Preferred Stock are currently entitled. In addition to approval by Sparta's stockholders, these transactions also remain subject to, among other things, the effectiveness of a registration statement and proxy statement and other customary closing conditions.

          During 1998, Sparta continued to advance its product candidates in clinical trials. Sparta successfully completed its Phase I clinical trial for Spartaject(TM) busulfan and subsequently agreed with the U.S. Food and Drug Administration ("FDA") to the clinical trial design necessary to obtain marketing approval for Spartaject(TM) busulfan. Thereafter, Sparta identified clinicians with whom and trial sites at which to conduct the pivotal trials. Due to the proposed Merger, these trials will not be initiated until Sparta's portfolio of compounds in development has been integrated into SuperGen's portfolio and the priority for all compounds has been established. During 1998, two additional clinical trials involving Spartaject(TM) busulfan were initiated: the first, involves use of the drug as a potential therapeutic for neoplastic meningitis in a trial at Duke University Medical Center and the second, involves use of the drug in a small pediatric bone marrow ablation trial at St. Jude Medical Center. In addition, Schering-Plough sublicensed the exclusive worldwide rights to apply the Spartaject(TM) technology to their chemotherapeutic compound Temodal(R) in exchange for certain up-front payments, milestone payments and royalties on sales of the Spartaject(TM) formulation of Temodal(R), if and when approved.

         During 1998, Sparta continued its activities with three other compounds in clinical trials. It continued to accrue patients into its single-site clinical trial for 5-FP, an oral prodrug of 5-FU (5-Fluorouracil), widely used in the treatment of breast, colorectal and other cancers. The final patients have completed their treatment under the 5-FP trial protocol and a complete analysis of the results is underway. Based on a preliminary review of the currently available data, it appears that the trial will need to be expanded to vary certain protocol parameters to maximize the pharmacokinetics of the dosing regimen. The RII retinamide trial continued throughout the year with Sparta accruing its final patients and completing the required 6-month treatment protocol. Results analysis is underway. Subsequent to the licensing of Pyrazinoylguanidine ("PZG") in December 1997, a dedicated effort was undertaken to identify a contractor capable of producing cGMP quantities of PZG for use in clinical trials. This effort and the resulting production of clinical grade materials took significantly longer than anticipated. Additionally, Sparta and its consultants invested a significant amount of time to design a well-defined clinical trial to elucidate the potential of PZG. The Company recently initiated a small well-defined and controlled Phase I clinical pharmacology study to characterize the hypoglycemic and lipid-lowering effects of PZG in Type II diabetics.

         Sparta was awarded an $850,000 Phase I/II Fast-Track Small Business Innovative Research Grant from the National Cancer Institute to study IPdR, a radiation sensitizer and prodrug of IUdR. The funding provides the resources necessary to conduct, over a two and one half year period, the required toxicology studies and the first two years of clinical trials. Sparta also continued its NIH funded efforts in support of LEX032, a recombinant protease inhibitor demonstrating protective effects in animal models of stroke.

         The Company also evaluated the clinical data related to asulacrine, an anti-cancer compound developed in the United Kingdom under the direction of the Cancer Research Campaign. Both the Cancer Research Campaign and Sparta agreed that further clinical development of the compound was unwarranted and therefore, Sparta declined to exercise its option to acquire a license to the drug.

         When used in this report, the words "expects", "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Overview of Therapeutic Areas of Interest

Cancer
------

         Cancer afflicts millions of people worldwide and caused 6.3 million deaths in 1996 according to The World Health Organization. It is the second leading cause of mortality in the United States. The American Cancer Society estimated that in the United States in 1998 there were about 1.2 million new cases of cancer and approximately 565,000 deaths attributed to the disease. In addition, the Society estimates that one in four deaths in the United States are from cancer. The National Cancer Institute ("NCI") estimates that approximately 8 million people living in the United States have had cancer.

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

                  Methods of Administering Chemotherapeutics. Chemotherapeutics are administered primarily by injection, usually into veins. This method has traditionally been preferred by practitioners when it is feasible, because it generally ensures more timely administration of the required medication and provides more consistent and predictable availability of the drug within the body. To be delivered by injection, the compound must be placed in a liquid solution, blend or mixture that can readily pass into the body's circulatory system. Unfortunately, many chemotherapeutic agents are poorly soluble in water, and therefore either are not available in injectable form or require the use of potentially toxic solubilizing agents to facilitate the preparation of injectable formulations. Some patients experience adverse side effects associated with the solubilizing chemicals used in the delivery of chemotherapeutics.

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

         It is estimated that the costs associated with treating cancer currently account for approximately 10% of total annual health-care costs in the United States. The NCI estimates the overall annual economic impact of cancer at $107 billion in the United States, of which $37 billion represents direct medical costs.


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

         It has also become apparent that many highly specific proteases exist in the human body which may, on occasion, be targets for drugs. Proteases function to cut or degrade proteins and, as such, are necessary for normal growth and development. Proteases are also necessary for blood clotting and for the removal of damaged tissue prior to wound healing.

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

Metabolic Disorders
-------------------

         There are approximately 15,700,000 people with diabetes mellitus ("diabetes") in the United States. Diabetes is a complex metabolic disorder characterized by an inability to produce and/or properly respond to insulin, producing important effects on the metabolism of glucose and lipids (fats), as well as increasing the risk of a variety of circulatory, ocular, neurological, and renal complications. Patients with Type I (insulin-dependent) diabetes have little or no ability to make insulin. The onset of this condition is usually in childhood or young adulthood. Only about 5-10% of diabetics have Type I diabetes. Patients with Type I diabetes are dependent on insulin injections for immediate survival. These patients are treated with dietary therapy and insulin injections. About 90-95% of diabetics in the U.S. (i.e., over 14,000,000) have Type II (non-insulin-dependent) diabetes. Patients with Type II diabetes retain some ability to make insulin, and generally are not dependent on injected insulin for immediate survival. However, endogenous insulin secretion is not normal, and some patients also have an inability to properly respond to insulin. Onset of Type II diabetes is typically during adulthood, usually after age 40. Patients with Type II diabetes are treated with dietary therapy, but many patients need drug therapy. Treatment with oral agents may be effective, but up to 40% of patients fail oral therapy, and require insulin injections for adequate control of their diabetes. Recently published data have underscored the critical importance of tight control of blood glucose in preventing late complications of diabetes. These data are likely to stimulate the need for new oral therapies for diabetes. Also, current therapy of the lipid abnormalities of diabetes is not optimal in many patients. An oral anti-diabetic that controls the lipid abnormalities of diabetes mellitus would have potentially broad use.

         The market for anti-diabetic drugs in the U.S. is expected to reach $2.2 billion by 2000.

Potential Technology Applications and Product Candidates

         The following table sets forth Sparta's technology applications and product candidates, their stage of development by the Company and their intended uses.

================================================================================

                      SPARTAJECT(TM) DRUG DELIVERY TECHNOLOGY
--------------------------------------------------------------------------------
For use with:

Busulfan (BMT)                         Providing injectable delivery for
(Planning Pivotal Trial)               ablating  bone marrow prior to bone
                                       marrow transplants

Busulfan (Neoplastic Meningitis)       An evaluation of the chemotherapeutic
(Phase I Clinical Trial)               potential of intrathecal administration

Busulfan (Pediatric BMT)               Providing injectable delivery for
(Phase I Clinical Trial)               ablating  bone marrow prior to bone
                                       marrow transplants

Temodal(R) (Neoplastic Meningitis)     Licensed to Schering-Plough
(Preclinical)

--------------------------------------------------------------------------------
                        ORAL PRODRUG DELIVERY TECHNOLOGY
--------------------------------------------------------------------------------
For use with:

5-FP                                   Providing oral delivery of 5-FU for
(Phase I Clinical Trial)               treatment of breast, colorectal, liver
                                       and other cancers Providing targeted
                                       treatment of liver tumors and liver
                                       metastases of other cancers

IPdR                                   Providing oral delivery of IUdR to
(Preclinical)                          primary tumors and metastases that are
                                       treated with radiotherapy

--------------------------------------------------------------------------------
                           OTHER ANTICANCER COMPOUNDS
--------------------------------------------------------------------------------
RII Retinamide                         Treating myelodysplastic syndromes
(Evaluating Phase I/II Clinical Trial
results)

--------------------------------------------------------------------------------
                               PROTEASE INHIBITORS
--------------------------------------------------------------------------------
LEX032                                 Treatment of reperfusion injury, acute
(Preclinical)                          pancreatitis and acute pulmonary
                                       inflammation

Other recombinant serine protease      Treatment of various inflammatory
inhibitors                             conditions and coagulative disorders
(Discovery)

Small molecule  protease inhibitors    Treatment of various inflammatory
(Discovery)                            conditions, coagulative disorders,
                                       metastatic diseases and osteoporosis.

--------------------------------------------------------------------------------
                              METABOLIC DISORDERS
--------------------------------------------------------------------------------
PZG                                    Treatment of Type II diabetes and other
(Phase I Clinical Trial)               metabolic disorders
================================================================================

Terms used in the preceding table relating to the stage of development of Sparta's technology applications and product candidates have the following meanings: "Phase I Clinical Trials " refers to the first phase of studies in humans, "Phase II Clinical Trials" refers to the second phase of studies in humans and "Pivotal Trials" refers to the final phase of studies in humans. "Discovery" refers to the early stage of drug discovery prior to lead compound identification and "Preclinical" refers to the development stage preceding human clinical trials and includes preparation of formulations and laboratory and animal testing. See "Government Regulation."

Spartaject(TM) Drug Delivery Technology

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

         Spartaject(TM) Drug Delivery Technology is a drug delivery system that accommodates poorly water soluble and water insoluble compounds by encapsulating them with a fatty (phospholipid) layer ("Spartaject(TM)Technology"). The Spartaject(TM) Technology involves coating particles of a drug that are of submicron or near micron size with a membrane-forming phospholipid layer, thereby permitting the creation of a suspension of the drug rather than a solution, and its intravenous injection without the use of potentially toxic solubilizing agents. As a result, the Spartaject(TM) Technology may reduce toxicity created by other injectable forms of delivery and potentially increase efficacy by facilitating delivery of compounds whose prior intravenous delivery was impractical because of solubility-related formulation difficulties.


The Spartaject(TM) Technology Program - Busulfan

         Busulfan is currently marketed in an oral dosage form by Glaxo Wellcome Inc. It is frequently used "off-label" as a bone marrow ablating agent prior to bone marrow transplants ("BMT"). However, due to poor solubility in water, busulfan has been available only in tablets containing a small amount of drug. BMT requires high dosage of drug requiring patients to take large numbers of tablets, usually more than one hundred per day for four days, in order to absorb enough active drug to achieve the desired effect on the bone marrow. The need to swallow large numbers of tablets is one of the major limitations on the wider use of busulfan for BMT procedures, especially in children. Furthermore, oral administration of busulfan may result in variations in the amount of drug actually absorbed (bioavailability) leading to widely variable blood levels and some unpredictable and serious toxicities.

         The Company believes that an intravenous form of busulfan is needed to overcome these limitations. In 1998, the Company completed a Phase I Clinical Trial of Spartaject(TM) busulfan at each of Johns Hopkins Oncology Center and Duke University Medical Center and subsequently agreed with the FDA to the clinical trial design necessary to obtain marketing approval for Spartaject(TM) busulfan. Thereafter, Sparta identified clinicians with whom and trial sites at which to conduct the pivotal trials. Due to the proposed Merger, these trials will not be initiated until Sparta's portfolio of compounds in development has been integrated into SuperGen's portfolio and the priority for all compounds has been established. Additional Phase I clinical trials in pediatric bone marrow ablation and neoplastic meningitis were initiated at St. Jude's Children's Hospital and Duke University Medical Center, respectively. The Company has been granted orphan drug status by the FDA for the use of busulfan as preparative therapy for malignancies treated with bone marrow transplantation. The Orphan Drug Act, as now in effect, will provide a period of market exclusivity for seven years following approval, if the compound is initially approved by the FDA in an approved indication under the Company's sponsorship, of which there can be no assurance. See "Patents, Regulatory Exclusivity and Trade Secrets - Waxman-Hatch Act and Orphan Drug Act," for a discussion of the Orphan Drug Act.

         In December 1995, the Company signed an agreement with Orphan Europe SARL, Paris, and Swedish Orphan, AB, Stockholm, for the exclusive clinical testing, registration, distribution and marketing of Spartaject(TM)busulfan in certain countries outside the United States. In January 1999, Orphan Europe assumed all responsibility for development, registration and commercialization of Spartaject(TM) busulfan in the Scandinavian countries from Swedish Orphan. Orphan Europe is obligated at its own expense to use its best efforts to clinically test and register Spartaject(TM) busulfan in Western Europe and Scandinavia and to distribute and market the product in those territories. Orphan Europe must also make certain milestone payments to Sparta upon achievement of specified development and registration objectives. Sparta is obligated to use its best efforts to supply Spartaject(TM) busulfan for clinical testing and marketing on terms to be established from time to time. In 1997, Orphan Europe initiated a Phase I Clinical Trial in the United Kingdom for Spartaject(TM) busulfan. This trial is still ongoing.

         It is estimated that approximately 15,000 bone marrow transplants are performed in the United States each year. The Company believes there are a similar number of such procedures performed elsewhere in the world, and the frequency of such transplants is increasing worldwide.


The Spartaject(TM) Technology Program - Other Potential Applications

           In 1997, the Company renegotiated its sublicensing agreement with Research Triangle Pharmaceuticals, Ltd. ("RTP") related to the Spartaject(TM) Technology. In consideration of RTP's elimination of the requirement that certain milestones be achieved by fixed dates and the reduction of the on-going license and maintenance fees, the Company has agreed to restrict its field of use of the Spartaject(TM) Technology to busulfan, aphidicolin (and aphidicolin glycinate), Temodal(R) and an additional anti-cancer compound to be determined at a later date.

         In 1998, the Company signed a license agreement with Schering-Plough Corporation for the use of Spartaject(TM) Technology. The Spartaject(TM) Technology will be applied to Schering-Plough's oral anticancer agent, Temodal(R), which is currently in development for the treatment of patients with recurrent malignant gliomas, such as gliobastoma multiforme and anaplastic astrocytoma.

Oral Prodrug Delivery Technology

         Oral Prodrug Delivery Technology involves administering an inactive compound, known as a prodrug, which is absorbed in the digestive tract and is converted to an active agent in the liver by an enzyme located there. Oral Prodrug Delivery Technology could potentially enable the systemic delivery of drugs that are otherwise only used parenterally through the oral ingestion of prodrugs that are consistently absorbed. The resulting active compounds may pass through the systemic circulation and act at peripheral sites. The Company is applying the Oral Prodrug Delivery Technology to compounds selected for their potential either to serve as oral delivery agents for systemically active chemotherapeutic or radiosensitizing drugs previously available only in intravenous form.

The Oral Prodrug Delivery Technology Program - 5-FP

         5-FP, or 5-fluoro pyrimidinone, is a pyrimidinone based prodrug that is converted to 5-FU, or 5-fluorouracil by the liver. 5-FU is currently sold generically only in an intravenous form. It is widely used in the treatment of breast, colorectal, and other cancers.

         Many current schedules of constant intravenous administration of 5-FU require prolonged infusion of the drug, sometimes over several weeks, which can be costly and inconvenient for patients. The Company believes that an oral form of the drug could provide the advantages of convenience of administration and potential cost savings in the total treatment regimen, and is developing 5-FP as an oral form of 5-FU for treatment of breast, colorectal, and other cancers. In July 1997, the Company initiated a Phase I Clinical Trial at Harper Hospital's Karmanos Cancer Center, which is affiliated with Wayne State University in Detroit, Michigan. The final patients have completed their treatment under the protocol and a complete analysis of the clinical data is underway.

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

The Oral Prodrug Delivery Technology Program - Other Potential Anticancer Applications

          IPdR. IPdR is a pyrimidinone based prodrug that converts into IUdR, a compound that has been under investigation by the NCI in animals and humans as a potential agent to sensitize cancer cells to radiation. In 1998, the Company was awarded a Small Business Innovation Research ("SBIR") Grant by the NCI of up to $850,000, which is designated to be used to bring IPdR up to and into Phase I Clinical Trials. IPdR has potential utility as a radiation sensitizing drug in treating cancer in a variety of locations, including tumors in the liver, head and neck. The Company estimates that there are a significant number of patients in the United States who would be candidates for radiosensitization.

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

RII Retinamide

         RII retinamide (retinoid). In trials in China conducted by the Company's licensor involving more than 600 patients, RII retinamide has shown activity against myelodysplastic syndromes ("MDS") and a number of other conditions. The Company completed the treatment protocol of its Phase I/II Clinical Trial for MDS at various sites throughout the United States. An analysis of the results is underway. MDS are a related group of conditions that have in common an abnormality in the blood-producing cells of the bone marrow. The conditions are invariably fatal, although patients can live for several years after diagnosis. Treatment of patients with MDS has generally proven disappointing. The most common current treatment is management by supportive measures, such as blood transfusion, or the administration of antibiotics to fight infections. Hematopoietic growth factors also have been used to treat MDS. The Company has been granted orphan drug status for RII retinamide for the treatment of MDS. The Orphan Drug Act as now in effect will provide a period of market exclusivity for seven years following approval, if the compound is initially approved by the FDA for treatment of MDS under the Company's sponsorship, of which there can be no assurance. See "Patents, Regulatory Exclusivity and Trade Secrets - Waxman-Hatch Act and Orphan Drug Act" for a discussion of the Orphan Drug Act. The Company estimates that in 1998 there were at least 12,000 patients in the United States with MDS.

Protease Inhibitors

         The technology and compounds acquired in the Lexin Purchase were licensed to Lexin exclusively from the University of Pennsylvania ("Penn") and Wichita State University ("Wichita State") and are directed at the potential treatment of a number of life-threatening diseases. The lead compound acquired in the Lexin Purchase, LEX032, is intended to treat serine protease-mediated inflammatory tissue damage. Proteases, of which serine proteases are a subset, are enzymes which digest proteins. Serine proteases have been implicated in a number of serious diseases, especially those of major organs such as the lung and pancreas, where uncontrolled inflammation may be fatal. LEX032 has exhibited what may be a unique spectrum of activity in certain animal models of reperfusion injury. A drug with such a spectrum of activity may be useful in the treatment of myocardial infarction, stroke, shock-resuscitation, replantation surgery, frostbite, burns and organ transplants. The Company continued its preclinical evaluation of LEX032 under a $750,000 Phase II SBIR award from the National Institute of Neurological Disorders and Stroke.

         In 1998, the Company announced that it had regained all rights to LEX032 which had been under evaluation and option to Astra Merck Inc. for acute pancreatitis, or inflammation of the pancreas.

         The Company is currently funding a research program at Wichita State designed to discover small molecule inhibitors of serine proteases. Recently, this program has been expanded to include inhibitors of various other proteases. In addition, the Company continues to support research at Penn in order to broaden its understanding of the role of protease inhibitors in the disease process and to use recombinant technology to produce proteases as potential drug targets.

PZG

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

         The Company recently initiated a small, well-defined and controlled Phase I clinical pharmacology study to characterize the hypoglycemic and lipid-lowering effects of PZG in Type II diabetics.

Research and Development

         Since the Company's business strategy includes acquiring the rights to therapeutic product candidates that have demonstrated potential efficacy in preclinical or clinical testing, the Company does not have its own research facilities and does not plan to establish them in the foreseeable future. The Company has funded research programs in collaboration with academic and other institutions, primarily those with which it has or will have established license agreements. During 1998, the Company supported research at Wichita State and Penn. At Wichita State, the Company is currently funding a research program under the direction of William C. Groutas, Ph.D., a consultant to the Company, designed to discover small molecule protease inhibitors through a combinatorial chemistry/structure based design approach. The Company will have exclusive rights to the results of such work under the terms of its existing license agreement with Wichita State. In addition, the Company continues to support research at Penn under the direction of Harvey Rubin, M.D., Ph.D., a member of the Company's Scientific Advisory Board, with the goal of broadening its understanding of the role of proteases and their inhibitors in the disease process and to use recombinant technology to produce proteases as potential drug targets. The Company will have exclusive rights to commercialize the results of such work under the terms of its existing license agreement with Penn.

         To assist with the development of its products while permitting the Company to maintain a minimal infrastructure, it has established relationships with various providers of preclinical and clinical planning, development and drug registration services. The Company also depends upon academic, research and non-profit institutions and some commercial service organizations, for chemical synthesis and analysis, product formulation, assays and preclinical and clinical testing of its compounds.

         For the years ended December 31, 1996, 1997 and 1998, the Company expended $3,176,742, $3,748,216 and $3,663,055, respectively, on research and development activities excluding the charges of $3,062,913 and $235,000 in 1996 and 1997, respectively, for acquired research and development. From its inception in June 1990 through December 31, 1998, the Company expended $16,592,418 on research and development excluding the aforementioned charges associated with the purchase of in-process research and development.

Manufacturing and Marketing

         The Company does not have, and does not intend to establish in the foreseeable future, manufacturing facilities to produce either drug chemicals or product formulations. Accordingly, in 1998, the Company relied on third parties to manufacture clinical trial supplies and in the future will have to rely on third parties to manufacture its product candidates. There can be no assurance that third party manufacturers will be available and perform as required or, if available, will give the Company's orders the highest priority, or that the Company would be able to readily find a substitute manufacturer, if needed, on short notice. The Company will be dependent upon contract manufacturers to meet the Company's manufacturing standards and to comply with current Good Manufacturing Practices ("cGMP") or other applicable requirements imposed by U.S. or foreign regulators and with health, safety and environmental regulations. There can be no assurance that such compliance will be achieved or that the FDA and other regulators would not take action against a contract manufacturer for violating cGMP or similar standards or regulations.

         Currently, the Company has no marketing personnel or arrangements, other than for the marketing of Spartaject(TM) busulfan in Western Europe and Scandinavia. In order to market its products, if and when successfully developed, the Company, as currently constituted, would either have to create its own sales force or market such products with co-marketers or through distributors, licensees or strategic partners. The Company continues to evaluate expressions of interest from other pharmaceutical and biotechnology companies related to strategic alliances involving the Company's technologies and/or product candidates.

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

         The Company made minimum royalty and annual maintenance fee payments in the aggregate amount of $352,000 during 1998, and is obligated to make payments of $177,000 during 1999.

Sublicense of Spartaject(TM) Technology to the Company

         In July 1992, RTP granted the Company exclusive rights to patent and know-how in a sublicense under RTP's license with Pharma-Logic, Inc. to make, have made, use and sell pharmaceutical formulations worldwide embodying the Spartaject(TM) Technology for use as anticancer agents for cancer treatment in humans, for use as agents for ancillary care related to cancer treatment in humans and for any use of busulfan in humans (the "RTP

License"). The Company has renegotiated its sublicensing agreement with RTP. As recited above in describing the Spartaject(TM) Technology Program, the renegotiated RTP sublicense reduces the Company's costs and restricts its exclusive rights to the Spartaject(TM) Technology with respect to busulfan, aphidicolin (and aphidicolin glycinate), Temodal(R) and an additional anti-cancer compound to be determined at a later date.

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

License of Oral Prodrug Delivery Technology to the Company

         Yale University ("Yale") granted the Company in October 1991 an exclusive worldwide license to make, have made, use and sell products under certain patent rights related to the Oral Prodrug Delivery Technology (the "Yale License"). Exclusivity under the Yale License is subject to rights required to be granted to the U.S. Government (related to government sponsorship of any research) and Yale's right to make, use and practice the invention for noncommercial purposes. Sparta's obligations to Yale include (i) payments upon the achievement of certain milestones, (ii) royalty payments, including minimum amounts, on product sales, and (iii) payment of the costs of preparing, prosecuting and maintaining patent applications and patents. For products covered by pending patent applications, royalties cease five years after the filing date if no patent has issued. Royalties for products covered by issued patents are payable until the patents expire or are found invalid or unenforceable. The Company also issued shares of its Common Stock to Yale and granted Yale certain stock registration rights.

License of Retinoids to the Company

         The Company obtained an exclusive worldwide (except for China) patent and know-how license from the Beijing Institute of Materia Medica ("BIMM") in October 1991 to specified classes of retinoids, including RII retinamide. The Company is obligated to use its reasonable best efforts to prepare, prosecute and maintain patent applications and patents for such compounds outside China at its expense, and has provided and may continue to provide support to BIMM for research projects. The Company issued to BIMM shares of Common Stock related to the achievement of certain milestones pursuant to the license agreement. The Company is obligated to pay royalties on product sales for different periods, depending on whether the product is covered by a patent, is covered by a patent application, or embodies know-how.

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

         The Penn license agreement grants the Company an exclusive worldwide license to make, have made, use and sell products under certain patent rights owned by Penn. These patent rights relate to the expression of certain protease inhibitors and specific modifications thereto. Exclusivity under the Penn license is subject to potential rights required to be granted to the U.S. government (related to government sponsorship of any research) and Penn's right to use and to permit the use of the licensed products by nonprofit organizations. Sparta's obligations to Penn include (i) royalty payments, including minimum amounts, on product sales and (ii) payment of the costs of preparing, prosecuting and maintaining patent applications and patents.

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

Pyrazinoylguanidine

         The Company entered into a license agreement with the Estate of Karl H. Beyer, Jr. ("Beyer") in December 1997. The license agreement grants the Company an exclusive worldwide license to make, have made, use, import, offer to sell and sell or have sold on its behalf products under certain patent rights. Exclusivity under the Beyer license is subject to potential rights required to be granted to the U.S. government related to government sponsorship of any research. Sparta's obligations under the license include (i) royalty payments, including minimum amounts, on product sales, (ii) milestone payments related to successful clinical development of the compound, and (iii) payment of the costs of preparing, prosecuting and maintaining patent applications and patents. In addition to a cash payment at the inception of the license agreement, the Company issued to Beyer a Common Stock Warrant for 60,000 shares of Common Stock expiring on December 4, 2004, with an exercise price of $2.1875 per share of Common Stock, vesting on the earlier of December 31, 1999, the enrollment of the first patient in a Phase III Clinical Trial, or the termination of the license agreement. The warrant also contains certain registration rights for the underlying Common Stock. The license has been assigned to Orizon Pharmaceuticals, Inc. ("Orizon"), a 95%-owned subsidiary of the Company.

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

         There can be no assurance that any patents will issue from the patent applications licensed to the Company. Further, even if patents issue, there can be no assurance that they will not be challenged, invalidated or infringed upon or designed around by others or that the practice of the claims contained in such patents will not infringe the patent claims of others or that they will provide the Company with significant protection against competitive products or otherwise be commercially valuable. There can be no assurance that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company or, if any such licenses are required, that they will be available on terms acceptable to the Company, if at all. To the extent that the Company is unable to obtain patent protection for its products or technology, the Company's business may be adversely affected by competitors who develop substantially equivalent technology.

         Waxman-Hatch Act and Orphan Drug Act. Certain provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") grant a limited form of market exclusivity for a period of up to five years from the date of FDA approval for certain new drugs and dosage forms. Separately, orphan drug status under the Orphan Drug Act can confer limited market exclusivity in the United States for seven years from the date of FDA approval of the drug. In most cases the Waxman-Hatch Act and Orphan Drug Act protections run simultaneously, not consecutively.

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

Status of Technologies and Compounds

         Spartaject(TM) Technology. A United States patent relating to the Spartaject(TM) Technology (the "Licensed Patent"), expiring in 2009, is licensed by the Company from RTP. Corresponding patent applications relating to the Spartaject(TM) Technology have been filed in various foreign countries, including certain European countries, Japan and Canada and have been licensed to the Company. Patents relating to the Spartaject(TM) Technology have issued in Taiwan and South Africa, which expire in 2008 and 2011, respectively, and have been licensed to the Company.

         Certain patents (the "Third Party Patents") issued in the United States in September 1992 and March 1995 include numerous claims that, based on presently available information, may cover certain embodiments of the Spartaject(TM) Technology. The Company believes that these Third Party Patents have been assigned to Eastman Kodak Company, or a subsidiary thereof. If the Third Party Patents are not invalid insofar as their claims relate to those embodiments of the Spartaject(TM) Technology, then (i) the Company will require a license from the holder of the Third Party Patents to commercialize those embodiments of the Spartaject(TM) Technology and sell or sublicense others to sell products utilizing those embodiments of the Spartaject(TM) Technology in the United States and (ii) the extent to which the Company might require such a license will depend on the final formulations of its and any sublicensee's products and whether they utilize those embodiments of the Spartaject(TM) Technology that are covered by the Third Party Patents. There can be no assurance that a license will be obtainable on acceptable terms, if at all, and any negotiations to obtain a license may be protracted. If the Company is required to obtain a license under the Third Party Patents to practice those embodiments of the Spartaject(TM) Technology and sell or sublicense others to sell products utilizing those embodiments of the Spartaject(TM) Technology in the United States and is unable to do so on commercially reasonable terms, then the inability to obtain such a license could have a material adverse effect on the Company's business and its future results of operations.

         The application for the Licensed Patent was filed in the United States nearly nine months prior to the application for the initial Third Party Patent and, based on presently available information, the work relating to the inventions claimed in the Licensed Patent, insofar as such claimed inventions cover those embodiments of the Spartaject(TM) Technology which also appear to be covered by the initial Third Party Patent, was commenced more than two years prior to the filing date of the application for the initial Third Party Patent. However, there can be no assurance that the inventions claimed in the Licensed Patent covering those embodiments of the Spartaject(TM) Technology were made prior to the inventions claimed in the Third Party Patents, which appear to cover those embodiments of the Spartaject(TM) Technology. If such inventions claimed in the Licensed Patent did have such priority and such priority were established in a United States court proceeding or otherwise with respect to each such claimed invention in the Third Party Patents which appears to cover embodiments of the Spartaject(TM) Technology, then the Third Party Patents would be invalid to the extent their claims extend to those embodiments of the Spartaject(TM)

Technology and would not prevent the Company from practicing those embodiments of the Spartaject(TM) Technology in the United States.

         Patent applications corresponding to the Third Party Patents have been filed in various countries outside the United States, including certain European countries through the European Patent Office ("EPO"), in Japan and in Canada, also with pending claims that, based on presently available information, may cover certain embodiments of the Spartaject(TM) Technology. The applications filed by the holder of the Licensed Patent in various foreign countries, including certain European countries through the EPO, in Japan and in Canada, have earlier effective filing dates than the application filed with the EPO, in Japan and in Canada corresponding to the Third Party Patents. The Company believes that generally, in most foreign countries, in the case of conflicting applications claiming the same patentable invention, the application with the earlier effective filing date (in this case the patent applications filed by the holder of the Licensed Patent) is entitled to the issuance of the patent. Accordingly, although there can be no assurance that foreign law will be applied in this manner, the Company believes that a patent issued in such European countries, Japan, or Canada corresponding to the Third Party Patents should be invalid (or susceptible to cancellation) insofar as it pertained to the practice of the Spartaject(TM) Technology. Therefore, the Company believes it should not be prevented ultimately from commercializing the Spartaject(TM) Technology in such European countries, Japan or Canada, respectively, solely by reason of the issuance of such Third Party Patent.

         A patent was issued in the United States (the "Orphan Patent") and a patent application which designated various countries outside the United States was published under the Patent Cooperation Treaty (the "Orphan Application") which the Company understands have been licensed exclusively to Orphan Medical, Inc. The Orphan Patent includes claims, and the Orphan Application is seeking claims, covering methods of treating patients with malignant conditions using an intravascularly administrable busulfan preparation and treating leukemia or lymphoma patients undergoing a bone marrow transplant using an intravenously administrable busulfan preparation that, based on presently available information, may cover methods by which Spartaject(TM) busulfan will be used. The Company believes, based on advice of patent counsel, that such claims do not cover the use of Spartaject(TM) busulfan. However, there can be no assurances in this regard and if such claims do cover the Company's intended use of Spartaject(TM) busulfan, and the Orphan Patent or any patents issuing on the Orphan Application are not invalid, then the Company will require a license from the holder or exclusive licensee of such patent or patents in order to develop or commercialize Spartaject(TM) busulfan in any country, including possibly the United States, where such patent or patents are issued. There can be no assurance that a license will be obtainable on acceptable terms, if at all, and any negotiations to obtain a license may be protracted. If the Company is unable to obtain a license on commercially reasonable terms, then the inability to obtain such a license could have a material adverse effect on the Company's business and its future results of operations.

         A patent application filed by Sandoz Ltd. and Sandoz-Patent-GmbH (the "Sandoz Application") was published under the Patent Cooperation Treaty ("PCT") in October 1992 and designated various European countries for filing. The Sandoz Application includes claims covering certain embodiments of the Spartaject(TM) Technology applicable to formulations containing certain electrostatic lipids. Although the patents which have issued in the EPO and the United Kingdom pursuant to such application do not contain any such claims, if a Spartaject(TM) formulated product contained such lipids and patents containing such claims issue on such application in any country and such claims are not invalid, then the Company will require a license from the holder of such patents in order to develop or commercialize such product in any such country. There can be no assurance that a license will be obtainable on acceptable terms, if at all, and any negotiations to obtain a license may be protracted. If the Company is unable to do so on commercially reasonable terms, then the inability to obtain such a license could have a material adverse effect on the Company's business and its future results of operations.

         Spartaject(TM) is a trademark of the Company.

         Oral Prodrug Delivery Technology and IPdR. In March 1997, the U.S. Patent and Trademark Office ("PTO") issued an office action indicating an allowance of claims pursuant to the Company's licensed patent application from Yale including all of the claims drawn to the administration of 5-FP (including oral administration) and IPdR, and other compounds with similar structures, for the treatment of liver-associated diseases. The corresponding U.S. patent was issued in 1998.

         The Company is aware that two international patent applications by The Wellcome Foundation Limited ("Wellcome") were published under the PCT in 1992, designating the United States, major European countries, Japan, Australia and New Zealand, among other countries. As published, the applications have broad claims that the Company believes may cover certain of the prodrugs which may be used by the Company in practicing the Oral Prodrug Delivery Technology licensed by the Company, or methods of formulating or using such prodrugs, or may cover the active compound to which the prodrugs are intended to be converted in vivo. A patent in Australia based on one of such applications was issued on March 7, 1995, and expires in 2011. Two patent applications in New Zealand, based on one of such PCT applications, were allowed and published for opposition in November 1995 and, unless successfully opposed, will be granted and will expire in 2011 (such Australian patent and potential New Zealand patents being called collectively the "ANZ Patents"). The claims of the ANZ Patents do not appear to cover the application of the Oral Prodrug Delivery Technology to 5-FP but may cover its application to IPdR as a radiosensitizer prodrug. The Company believes that to the extent that it is possible to interpret such claims as covering such applications to IPdR, they are invalid and that the issuance of the ANZ Patents to such extent were in error. The Company had filed timely oppositions to the issuance of the New Zealand applications based on prior art of which the Company is presently aware. Both opposition proceedings are currently for post-grant reexamination with respect to the Australian patent at an appropriate time. The Company is also maintaining a watch with respect to the publication or allowance of corresponding applications in other jurisdictions. There can be no assurance, however, that such issuance in Australia and allowances in New Zealand were in error, or that another patent or patents based on such published applications will not issue in the United States or other jurisdictions or that the ANZ Patents and any other such issued patent or patents would not contain claims which could affect the practice of the Oral Prodrug Delivery Technology. The Company believes that if the ANZ Patents are valid as issued or any such other patent or patents issue in any jurisdiction, it may be required to seek a license under such claims in order to develop, market and sell certain of the applications of its Oral Prodrug Delivery Technology in such jurisdictions. There can be no assurance that such license will be obtainable on commercially reasonable terms to the Company, if at all. If any such license were required to practice the Oral Prodrug Delivery Technology, the inability to obtain such license could have a material adverse effect on the Company's business and its future results of operations.

         A patent licensed to the Company and expiring in 2007 has issued in the United States on IPdR. A U.S. patent licensed to the Company on certain other nucleoside analogues expires in 2005.

         RII retinamide. RII retinamide is not patented in the United States, and the Company believes it is no longer patentable in the United States. An EPO patent on RII retinamide licensed to the Company expired in 1998 and a patent in Canada also licensed to the Company expires in 1999.

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

         Patent Rights Acquired from Lexin. The Company has obtained, through the assignment to the Company of the Penn license agreement, exclusive rights to nine issued United States patents expiring in 2009, 2011 (two),

2013, 2014 (three) and 2015 (two). Three corresponding PCT applications designating various countries outside the United States are pending (all of which are covered by the Penn license agreement).

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

         Pyrazinoylguanidine (PZG). The Company obtained exclusive worldwide rights to the patent portfolio related to PZG pursuant to the licensing agreement entered into with the Beyer Estate in December 1997. This includes six issued US patents and eight corresponding foreign patents. Additionally, there is one foreign application pending. The U.S. and foreign patents expire through 2015.

         Other Compounds. The following compounds which the Company may develop are believed to be in the public domain or not presently subject to patent protection as compounds in the United States: busulfan, 5-FP, RII retinamide and aphidicolin. Any patent coverage for any formulations of these compounds with the Spartaject(TM) Technology will be primarily dependent upon the patent coverage for the Spartaject(TM) Technology, to the extent available. The Company has been granted orphan drug status by the FDA for its intended uses of busulfan and RII retinamide described. Any patent protection for 5-FP will be dependent upon the issuance of patents covering the Oral Prodrug Delivery Technology and the scope of the coverage provided by such patents.

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

         The Company may enter into licensing arrangements with pharmaceutical companies in which it seeks to have such companies assume many of the costs of clinical testing and comparable foreign regulatory approval for the products licensed. To the extent that the Company is unable to enter into such arrangements, it will not have the resources to complete the regulatory approval process with respect to the products it intends to develop.

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

         A number of companies are developing a variety of delivery systems in the form of microspheres, microcapsules, nanoparticles and liposomes, some of which technologies may have characteristics that are similar or superior to the Company's Spartaject(TM) Technology. Orphan Medical, Inc., a United States company which is not affiliated with the Company's licensee of Spartaject(TM) busulfan in Europe, Orphan Europe has disclosed that it has received marketing approval from the FDA for an intravenous form of busulfan for use in bone marrow transplants using a formulation with solvents licensed from a university.

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

Important Factors Regarding Forward-Looking Statements

         Certain of the statements set forth above regarding the Company's business, such as the statements regarding the intention to contract with other organizations for development and registration, if applicable, of its product candidates, as well as seeking licensing arrangements and Strategic Alliances with pharmaceutical companies; the research and development of particular compounds and technologies for particular indications; timing related to patent issuances; the markets for successfully developed product candidates; and the pending Merger with SuperGen, are forward-looking and involve risks and uncertainties that could significantly impact expected results and cause actual results to differ materially from those discussed here. These forward-looking statements are based upon the Company's current belief as to the outcome, occurrence and timing of future events or current plans, objectives, expectations and intentions. Many important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize drugs, including: the ability to obtain access to substantial additional funds; to obtain and maintain all necessary patents or licenses; to demonstrate the safety and efficacy of product candidates at each stage of development; to meet applicable regulatory standards and receive required regulatory approvals; to meet obligations and required milestones under its license agreements; to produce drug candidates in commercial quantities at reasonable costs; to compete successfully against other products and to market products in a profitable manner. There can be no assurance that any of the product candidates described above will be successfully developed; prove to be safe and efficacious at each stage of preclinical development and clinical trials; meet applicable regulatory standards; be capable of being produced in commercial quantities at reasonable cost or be successfully marketed for use by a sufficient number of patients at a price to result in profitability. Moreover, if the Company fails to conclude its proposed Merger with SuperGen, and absent alternative sources of funds, all preclinical and clinical development activity will need to be suspended.

Human Resources

         At February 12, 1999, the Company had eight full-time employees. Three employees are officers, three administrative and two employees are involved in the coordination of research and development activities. The Company believes that its relationship with its employees is satisfactory.

Item 2.  Properties

         The Company currently operates from leased facilities in Horsham, Pennsylvania. A leasehold interest in 12,800 square feet of laboratory and office space in Horsham was acquired as part of the purchase of Lexin Pharmaceutical Corporation. The lease term expires in July 1999 and will not be renewed. In March 1997, the Company sublet approximately two-thirds of its leasehold interest to another pharmaceutical company. The term of the sublease expires in July 1999.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.  Submission of matters to a vote of security holders

         No matters were submitted to a vote of stockholders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) The Company's Common Stock traded on the Nasdaq SmallCap Market until December 1, 1998 and on The OTC Bulletin Board since that date under the symbol SPTA. The following table sets forth the range of high and low bid prices for the Common Stock as reported by the Nasdaq SmallCap Market and high and low closing bid prices for The OTC Bulletin Board for the two most recent fiscal years of the Company. During 1998, the Units and Class A, B and C Warrants were delisted and no longer trade publicly. These market quotations reflect inter-dealer prices and may not necessarily represent actual transactions.

                                                                        1997                       1998
                                                                        ----                       ----
Common Stock                                                     High           Low          High         Low
------------                                                     ----           ---          ----         ---
January 1 - March 31.................................            7-1/2        3-7/16       2-13/16      1-13/32

April 1 - June 30 * .................................           5-3/32         2-1/2       2-13/16       1-3/32

July 1 - September 30................................          4-11/16       2-11/32        1-5/32        13/32

October 1 - December 31..............................            4-3/8         1-1/4         13/32          1/4

* - Effective May 13, 1998, the Company's Common Stock was split one-for-five. The prices for all quarters reflect the reverse stock split

         As of February 12, 1999, the Company's Common Stock was held by 179 stockholders of record. The Company has never declared or paid any dividends and does not anticipate paying dividends on the Common Stock in the foreseeable future. The Company currently intends to retain future earnings, if any, for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors taking into account the Company's financial condition and requirements, its future prospects, restrictions in its financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

         The Company issued 23,601 shares of Common Stock during 1998 to CATO Holdings Corp. in exchange for services performed by that company over the course of 1996, 1997 and 1998. The aggregate amount of consideration received by the Company in the form of services rendered was $67,788. The aforementioned Common Stock was issued by the Company pursuant to section 4(2) of the Securities Act of 1933 inasmuch as the stock was issued by the issuer in a transaction not involving a public offering.

Item 6.  Selected Financial Data

                                                                                                                       Period From
                                                                                                                         June 12,
                                                                                                                           1990
                                                                                                                        (Inception)
                                                                       Years Ended December 31,                             to
                                            ----------------------------------------------------------------------     December 31,
                                                1994            1995      1996 (1)           1997            1998           1998
                                                ----            ----      --------           ----            ----           ----
Statements of
  Operations Data:

Revenue:

  Interest income .....................     $114,648        $121,438      $296,730       $445,606        $236,467     $1,270,465

  Grant & contract revenue ............      109,995          17,875            --        155,206         612,407        895,483
                                             -------         -------       -------        -------         -------      ---------
     Total revenue ....................      224,643         139,313       296,730        600,812         848,874      2,165,948
                                             -------         -------       -------        -------         -------      ---------
Operating expenses:

 Research and development .............    2,013,934       1,819,887     3,176,742      3,748,216       3,663,055     16,592,418

 Charge for acquired
  research and development ............           --              --     3,062,913        235,000              --      3,297,913

General and administrative ............    1,360,367         961,833     1,404,955      1,497,006       1,247,880      8,582,424
                                           ---------         -------     ---------      ---------       ---------      ---------
     Total operating expenses .........    3,374,301       2,781,720     7,644,610      5,480,222       4,910,935     28,472,755
                                           ---------       ---------     ---------      ---------       ---------     ----------
Net loss ..............................  $(3,149,658)    $(2,642,407)  $(7,347,880)   $(4,879,410)    $(4,062,061)  $(26,306,807)
                                         ===========     ===========   ===========    ===========     ===========   ============
Basic and diluted net loss per
 common share .........................       $(2.85)         $(2.14)       $(4.64)        $(2.16)         $(1.18)
                                         ===========     ===========   ===========    ===========     ===========
Basic and diluted weighted
 average number of shares
 outstanding ..........................    1,106,899       1,233,563     1,582,414      2,260,261       3,446,252
                                         ===========     ===========   ===========    ===========     ===========

                                                                                       At December 31,
                                                       -------------------------------------------------------------------------
                                                           1994            1995        1996 (1)           1997           1998
                                                           ----            ----        --------           ----           ----
Balance Sheet Data:
Cash and cash equivalents                              $2,348,522        $734,296     $10,246,812      $4,767,317     $2,470,359
Short Term Investments                                  1,099,877              --              --       1,473,275             --
Working capital                                         3,249,449         728,560       9,700,066       5,568,130      1,956,988
Total assets                                            3,626,680         999,966      11,086,283       6,816,251      2,740,980
Deficit accumulated during the
  development stage                                   (7,375,049)     (10,017,456)    (17,365,336)    (22,244,746)   (26,306,807)
Total stockholders' equity                             3,369,004          814,105      10,456,786       6,075,011      2,212,890

(1) The Company acquired the business and assets of Lexin (a development stage company) in March 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Sparta is a development stage pharmaceutical company engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life-threatening diseases including cancer, cardiovascular disorders and inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the next several years. As of December 31, 1998, the Company's accumulated deficit was $26,306,807.

General

         During 1998, the Company considered strategic transactions with other pharmaceutical and biotechnology companies to increase stockholder value. As a result of those efforts, in January 1999, the Company and SuperGen entered into the Reorganization Agreement pursuant to which the Merger will occur. If the Merger and related amendments to Sparta's Certificate of Incorporation are approved by Sparta's stockholders, after the Merger, Sparta will operate as a wholly-owned subsidiary of SuperGen. In the Merger, the Company's stockholders will receive 650,000 shares of SuperGen Common Stock (subject to adjustment) in exchange for all shares of Common Stock and Series B' Preferred Stock of Sparta that they own.

      This number of shares is subject to adjustment. The Company's stockholders will receive:

      o Fewer shares, if the Average Closing Price is greater than $12.00. In that event, the Company's stockholders will receive a number of shares of SuperGen Common Stock equal to $7,800,000 divided by the Average Closing Price. Moreover, to the extent that the number of shares issuable pursuant to the Merger decreases below 650,000 due to such downward adjustment, SuperGen will issue to the Company's stockholders warrants exercisable for SuperGen Common Stock in the amount of such decrease and exercisable at the Average Closing Price.

      o More shares, if the Average Closing Price is less than $5.00. In that event, the Company's stockholders will receive a number of shares of SuperGen Common Stock equal to $3,250,000 divided by the Average Closing Price.

         The Company expects the Special Meeting to vote on the Merger and related matters will occur in the second quarter of 1999. At the Special Meeting, stockholders will be asked to adopt and approve the Reorganization Agreement and approve the Merger. In addition, Sparta stockholders will be asked to approve certain amendments to the Company's Certificate of Incorporation. The Amendments will increase the conversion rate in effect for the Sparta Series B' Preferred Stock so that each full share of such preferred stock will be convertible into 16.4 shares of Sparta Common Stock (instead of 2.666667 shares of Sparta Common Stock). In exchange for this increase in the conversion rate, the Amendments will eliminate the liquidation preference to which the holders of Sparta Series B' Preferred Stock are currently entitled. In addition to approval by Sparta's stockholders, these transactions also remain subject to, among other things, the effectiveness of a registration statement and proxy statement and other customary closing conditions.

         During 1998, Sparta continued to advance its product candidates in clinical trials. Sparta successfully completed its Phase I clinical trial for Spartaject(TM) busulfan and subsequently agreed with the FDA to the clinical trial design necessary to obtain marketing approval for Spartaject(TM) busulfan. Thereafter, Sparta identified clinicians with whom and trial sites at which to conduct the pivotal trials. Due to the proposed Merger, these trials will not be initiated until Sparta's portfolio of compounds in development has been integrated into SuperGen's portfolio and the priority for all compounds has been established. During 1998, two additional clinical trials involving Spartaject(TM) busulfan were initiated: the first, involves use of the drug as a potential therapeutic for neoplastic meningitis in a trial at Duke University Medical Center and the second, involves use of the drug in a small pediatric bone marrow ablation trial at St. Jude Medical Center. In addition, Schering-Plough sublicensed the exclusive worldwide rights to apply the Spartaject(TM) technology to their chemotherapeutic compound Temodal(R) in exchange for certain up-front payments, milestone payments and royalties on sales of the Spartaject(TM) formulation of Temodal(R), if and when approved.

         During 1998, Sparta continued its activities with three other compounds in clinical trials. It continued to accrue patients into its single-site clinical trial for 5-FP, an oral prodrug of 5-FU (5-Fluorouracil), widely used in the treatment of breast, colorectal and other cancers. The final patients have completed their treatment under the 5-FP trial protocol and a complete analysis of the results is underway. Based on a preliminary review of the currently available data, it appears that the trial will need to be expanded to vary certain protocol parameters to maximize the pharmacokinetics of the dosing regimen. The RII retinamide trial continued throughout the year with Sparta accruing its final patients and completing the required 6-month treatment protocol. Results analysis is underway. Subsequent to the licensing of PZG in December 1997, a dedicated effort was undertaken to identify a contractor capable of producing cGMP quantities of PZG for use in clinical trials. This effort and the resulting production of clinical grade materials took significantly longer than anticipated. Additionally, Sparta and its consultants invested a significant amount of time to design a well-defined clinical trial to elucidate the potential of PZG. The Company recently initiated a small, well-defined and controlled Phase I clinical pharmacology study to characterize the hypoglycemic and lipid-lowering effects of PZG in Type II diabetics.

         Sparta was awarded an $850,000 Phase I/II Fast-Track Small Business Innovative Research Grant from the National Cancer Institute to study IPdR, a radiation sensitizer and prodrug of IUdR. The funding provides the resources necessary to conduct, over a two and one half year period, the required toxicology studies and the first two years of clinical trials. Sparta also continued its NIH funded efforts in support of LEX032, a recombinant protease inhibitor demonstrating protective effects in animal models of stroke.

         The Company also evaluated the clinical data related to asulacrine, an anti-cancer compound developed in the United Kingdom under the direction of the Cancer Research Campaign. Both the Cancer Research Campaign and Sparta agreed that further clinical development of the compound was unwarranted and therefore, Sparta declined to exercise its option to acquire a license to the drug.


Results of Operations

    Years Ended December 31, 1997 and 1998

         Revenue increased from $600,812 in 1997 to $848,874 in 1998 due to a significant increase in grant revenue received pursuant to two SBIR grant awards in 1997 and 1998 and license fees received in 1998, partially offset by a decrease in interest income. Although the Company earned interest income of $236,467 on its investments in 1998, this amount is expected to decrease over subsequent periods as investable funds are consumed by the operations of the Company. The Company earned $116,132 in 1997 and $612,407 in 1998 in revenues from two SBIR grants awarded in 1997 and 1998 and license fees received in 1998. The Company expects to record additional revenue during 1999 from the SBIR grants. The amount of revenues, if any, may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing and amount of future grants and contracts, if any.

         Research and development expenses decreased from $3,748,216 in 1997 to $3,663,055 in 1998. The $85,161 decrease reflects decreased spending on personnel, consulting fees, legal fees including those associated with patents, facility related expenses and insurance, partially offset by increased spending on license fees and production of clinical trial materials to support the clinical trials of RII retinamide, Spartaject(TM) busulfan and 5-FP.

         General and administrative expenses decreased from $1,497,006 in 1997 to $1,247,880 in 1998. The decrease resulted from decreased personnel, consulting, legal and other non-legal professional fees, insurance and facility related expenses, partially offset by costs incurred in 1998 related to the Company's proposed Merger with SuperGen.

         The Company recorded a charge of $235,000 in the fourth quarter of 1997 for in-process research and development acquired in conjunction with the license to PZG, given the development stage nature of the related technology. As a result of the foregoing factors, net loss for 1998 decreased to $4,062,061 from $4,879,410 for 1997. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the timing of research and the progress of preclinical and clinical development programs.

    Years Ended December 31, 1996 and 1997

         Revenue increased from $296,730 in 1996 to $600,812 in 1997 due to a significant increase in both interest income earned on greater cash balances available for investment resulting from the private placements concluded during 1996 and grant revenue received pursuant to a Phase II SBIR award in 1997. Although the Company earned interest income of $445,606 on its investments in 1997, this amount is expected to decrease over subsequent periods as investable funds are consumed by the operations of the Company. Fees earned in connection with contracts under which the Company provided pharmaceutical clients with drug formulations utilizing its Spartaject(TM) Technology increased from $0 in 1996 to $39,074 in 1997. The Company also earned $116,132 in revenues from a Phase II SBIR Grant awarded in 1997.

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

         The Company recorded a charge of $235,000 in the fourth quarter of 1997 for in-process research and development acquired in conjunction with the license to PZG. In 1996, the Company recorded a non-cash charge of $3,062,913 related to the Lexin acquisition of in-process research and development, given the development stage nature of the related technology.

Liquidity and Capital Resources

         The Company has used $20,276,852 to fund operations from inception through December 31, 1998. The Company has financed its operations to date from the proceeds of its private placements concluded in 1996, its initial public offering in 1994, prior placements of equity and convertible debt securities, grant income, contract revenue and investment income. In 1998, the Company made minimum royalty payments and annual maintenance fee payments in the aggregate amount of $352,000 and is obligated to make payments of $177,000 in 1999. Under a collaboration and option agreement the Company has agreed to pay 17,500 British pounds in 1999. The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations that require future payments. The Company anticipates making payments of approximately $823,000 under the agreements that were in effect as of January 26, 1999. Provided that there is adequate financing to continue funding the development of the Company's product candidates, the Company expects that the amount of its obligations under research agreements would increase. In addition, the Company is a party to employment agreements with three of its executive officers as well as certain consulting agreements that provide for aggregate annual minimum payments of $379,330 and $130,000, respectively, in 1999. In 1997, the Company entered into a sublease through July 1999 for approximately 75% of its Horsham facility. From time to time, the Company contracts with outside firms for services paid for with a combination of cash and Common Stock.

         As of December 31, 1998, the Company had 828,741 shares of Series B' Preferred Stock which are convertible into 2,209,970 shares of Common Stock. In the event of a liquidation event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock (see SuperGen Merger discussion earlier in this section). The proposed Amendments to the Company's Certificate of Incorporation to be voted upon at the Special Meeting would eliminate this liquidation preference in exchange for an increase in the conversion rate so that thereafter each share of Series B' Preferred Stock would be convertible into 16.4 shares (instead of 2.666667 shares) of Common Stock. Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. The Series B' Preferred Stock is subject to mandatory conversion at the option of the Company if the closing price of the Common Stock shall have exceeded 200% of the then applicable conversion price for at least 30 trading days in any 30 consecutive trading day period. Also as of December 31, 1998, the Company had a significant number of warrants and options outstanding (see Note 4 to Notes to Consolidated Financial Statements) with exercise prices significantly over the trading prices of the Company's Common Stock.

         As of December 31, 1998, the Company had cash of $2,470,359, accounts payable and accrued expenses of $528,090, and working capital of $1,956,988.

         The Company currently anticipates that the available cash, cash equivalents, and investments will be sufficient to fund operations through the second quarter of 1999. If the proposed Merger with SuperGen is not consummated, the Company will be left in a severely weakened financial position requiring the immediate infusion of additional capital to survive as a going concern. The Company has no current commitment to obtain additional funding and is unable to state the amount or potential source of such additional funds. In that event, there can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding would be reasonably likely to result in significant dilution to existing stockholders. If adequate funds were not available, the Company would need to significantly scale back or cease all operations.

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

         Based on a recent assessment, the Company believes that the exposure of its internal systems to the Year 2000 Issue is immaterial, as internal systems are Year 2000 compliant. The Company continues to assess compliance of its significant contractors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. To date, the Company is unaware of any situations of noncompliance that would adversely affect its operations. However, there can be no assurance that a failure to convert by another company would not have a material adverse effect on the Company.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         The Company does not have any material market risk sensitive financial instruments. (See Note 1 to Consolidated Financial Statements)

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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The names of the Company's current directors and certain information about them are set forth below:

                  Name                              Age         Position with the Company
                  ----                              ---         -------------------------

          Jerry B. Hook, Ph.D.............           61         Chairman of the Board, President and
                                                                Chief Executive Officer
          William M. Sullivan (1).........           63         Director
          Colin B. Bier, Ph.D.............           53         Director
          Peter Barton Hutt(1)(2).........           64         Director
          Lindsay A. Rosenwald, M.D.(2)...           43         Director
          Richard L. Sherman..............           52         Director
          Professor Sir John Vane.........           72         Director

          -----------------
          (1) Indicates a member of the Audit Committee.
          (2) Indicates a member of the Compensation Committee.

          Jerry B. Hook, Ph.D. has been Chairman of the Board since March 1998 and has served as a Director, President and Chief Executive Officer of the Company since March 1996. He has worked in the pharmaceutical industry (first as a professor and then as a business executive) since 1966. From January 1993 until March 1996, Dr. Hook served as President and Chief Executive Officer of Lexin Pharmaceutical Corporation, a development stage biopharmaceutical company. Prior thereto, Dr. Hook spent ten years in various positions at SmithKline Beecham, plc, and at the time of his departure from SmithKline Beecham, plc in January 1993 served as its Senior Vice President and Director of Worldwide Development. In such position, Dr. Hook had worldwide responsibility for all non-clinical drug development. Prior to joining SmithKline Beecham, plc, Dr. Hook served as a professor of pharmacology on the faculty of Michigan State University from 1966 to 1983. Dr. Hook also serves on numerous editorial boards and advisory committees, and his memberships in scientific societies include the Toxicology Section of the International Union of Pharmacology (of which he is past Chairperson) and the Society of Toxicology (of which he is past President). Dr. Hook received a bachelors degree in Pharmacy from Washington State University and a Ph.D. in Pharmacology from the University of Iowa.

          William M. Sullivan, a founder of the Company, served as Sparta's Chairman from February 1991 to March 1998 and as President and Chief Executive Officer of the Company from October 1991 to March 1996. He has worked in the pharmaceutical industry since 1966. He has been associated as chairman, director, executive or consultant with a number of development stage companies in the pharmaceutical and biotechnology fields since 1986, including The Immune Response Corporation (founding Chairman, March 1987 to May 1993 and a director since May 1993), ProCyte Corporation (a director since September 1991), and VimRx Pharmaceuticals Inc. (a director from July 1990 to June 1991). He has been a director of Research Corporation Technologies, a technology transfer company, since December 1994. He was Chairman, President and Chief Executive Officer of Burroughs Wellcome Co. from 1981 to 1986, and Vice President, General Counsel and Secretary from 1974 to 1981. He also served as Regional Director for the Americas of Wellcome plc from 1982 to 1986. Prior thereto, Mr. Sullivan served at Ciba-Geigy Corporation from 1965 to 1973, where he was counsel to its pharmaceuticals division, and later Director of the Legal Department and Associate General Counsel. He received an A.B. cum laude from the University of Notre Dame and a J.D. from Harvard Law School.

          Peter Barton Hutt has been a Director since December 1991. He has been a partner in the Washington, D.C. law firm of Covington & Burling during the period from 1968 through 1971 and since 1975 and has been associated with the firm since 1960. He served as Chief Counsel of the FDA from 1971 to 1975. Mr. Hutt served from 1988 to 1990 on the National Committee to Review Current Procedures for Approval of New Drugs for Cancer and AIDS, which was established by the President's Cancer Panel of the National Cancer Institute. His memberships include the Institute of Medicine of the National Academy of Sciences and the Boards of the Foundation for Biomedical Research and the Center for Study of Drug Development at Tufts University, along with a number of other industry, government and professional governing and advisory groups. He currently serves on the Boards of Interneuron Pharmaceuticals, Inc. and Emisphere Technologies, Inc. He received a B.A. from Yale University, an LL.B. from Harvard University, and an LL.M. from New York University.

          Lindsay A. Rosenwald, M.D. has been a Director since February 1991. Dr. Rosenwald is the founder and currently serves as the Chairman and Chief Executive Officer of Paramount Capital Incorporated, a healthcare investment banking firm and NASD affiliated broker-dealer, Paramount Capital Investments, LLC, a biotechnology merchant banking firm and Paramount Capital Asset Management, an asset management firm specializing in the health sciences industry. Dr. Rosenwald is the founder and Chairman of Interneuron Pharmaceuticals, Inc., and serves as a director of each of the following publicly-traded companies: Avigen, Inc., BioCryst Pharmaceuticals, Inc., Neose Technologies, Inc., Titan Pharmaceuticals, Inc., and VimRx Pharmaceuticals, Inc. In addition, Dr. Rosenwald currently serves on the Board of Directors of several privately-held biotechnology companies. Dr. Rosenwald received his M.D. from Temple University School of Medicine and his B.S. in Finance from Pennsylvania State University.

          Richard L. Sherman has been a Director since March 1996. Since June 1993, he has been a principal in C.I.P. Capital Management, Inc., a private SBIC investment firm which makes non-public equity investments in technology-based businesses. He is also a founding partner of QED Technologies, a consulting firm established in 1992. Mr. Sherman is presently a member of the Board of Directors of the Pennsylvania Biotechnology Association. Prior to founding QED Technologies, Mr. Sherman served as Deputy General Counsel of SmithKline Beckman Corporation (now SmithKline Beecham, plc). He was with SmithKline Beecham, plc from 1976 to 1989. After leaving SmithKline Beecham, plc, Mr. Sherman was in private legal practice, as a partner in the Philadelphia law firms of Pepper, Hamilton, & Sheetz, and Ballard, Spahr, Andrews and Ingersoll. Mr. Sherman received his bachelors degree magna cum laude from the University of Nebraska and his J.D. from New York University School of Law.

          Professor Sir John Vane has been a Director since December 1991. He is the Honorary President of The William Harvey Research Institute at St. Bartholomew's Hospital Medical College in London where he served as Chairman and Director from 1986 to 1997. From 1973 to 1986, he was Group Research and Development Director of Wellcome plc. In 1982, Professor Vane was honored with the Nobel Prize in Physiology or Medicine. In 1984, he was named a Knight Bachelor in the New Year Honors List for his services to pharmaceutical research. Professor Vane has served as a Director of Vanguard Medica Pharmaceutical Company, a development stage pharmaceutical company, since July 1991. In 1997, he became a Director of deCode Genetics. He received bachelors degrees in Chemistry (Birmingham University) and Pharmacology (Oxford University), and doctorates in Philosophy and Science from Oxford University.

          Colin B. Bier, Ph.D. has been a Director since September 1996. Since September 1989, Dr. Bier has been Managing Director of ABA BioResearch, an independent bioregulatory consulting firm. Prior thereto, he was Vice President of Experimental Toxicology and Clinical Pathology at Bio-Research Laboratories, Ltd. in Montreal, Quebec. He is a leading authority on toxicology, pharmaceutical and biotechnology regulatory and strategic development. Dr. Bier serves as a director of several private companies and the following publicly-traded pharmaceutical or biotechnology companies: NYMOX Pharmaceutical Corporation, Boston Life Sciences, Inc. and Maxim Pharmaceuticals, Inc. He also serves on the Scientific Advisory Boards of several biotechnology companies. Dr. Bier received his Ph.D. in Experimental Pathology from Colorado State University.


Committees of the Board of Directors and Meetings

          Meeting Attendance. During the fiscal year ended December 31, 1998, there were five meetings of the Board of Directors. No director attended fewer than 75% of the total number of meetings of the Board of Directors.

          Committees. The standing committees of the Board of Directors are the Audit Committee and the Compensation Committee. The Company does not have a standing Nominating Committee of the Board of Directors.

              Audit Committee. The Audit Committee has two members, Mr. Sullivan and Mr. Hutt. The Audit Committee reviews the engagement of the Company's independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls, reviews the scope of annual audits, reviews the appropriateness of accounting principles and the adequacy of financial operating controls, recommends independent public accountants to the Board of Directors, and monitors, reviews and approves external auditing services and fees, and reviews related party transactions. The Audit Committee did not meet during the year ended December 31, 1998.

              Compensation Committee. The Compensation has two members, Dr. Rosenwald and Mr. Hutt. Duties and authority of the Compensation Committee include establishing compensation programs for the Company's executive employees, advising management with respect to compensation-related matters and employee benefit matters, administering (other than routine administration) employee and non-employee benefit plans, including the 1991 Stock Plan, and the issuance of shares of the Company's capital stock (or other securities convertible into or exchangeable or exercisable for shares of the Company's capital stock) in connection with compensation arrangements for the Company's directors, officers, employees and consultants, and reviewing executive development and succession, and such other duties as the Board of Directors may determine. The Compensation Committee did not meet during the year ended December 31, 1998.


Executive Officers

          The names of, and certain information regarding, the executive officers of the Company who are not directors, are set forth below. Executive officers of the Company serve at the pleasure of the Board of Directors.

            Name                               Age                    Position
            ----                               ---                    --------

   Martin Rose, M.D., J.D. (1)...........      52             Vice President of Clinical and Regulatory Affairs
   Ronald H. Spair.......................      43             Senior Vice President, Chief Financial Officer and
                                                              Secretary

          (1) Dr. Rose has submitted his resignation from the Company to be effective February 28, 1999.

          Dr. Martin Rose has been Vice President of Clinical and Regulatory Affairs since September 1997. From November 1994 until September 1997, Dr. Rose served as Vice President, Drug Development of Quintiles Worldwide Strategic Consulting, a firm specializing in pharmaceutical clinical research and regulatory affairs. From July 1993 to November 1994, he served as Senior Vice President, Clinical and Regulatory Affairs of Alpha 1 Biomedicals, Inc., a development stage biopharmaceutical company. Dr. Rose was Senior Director for Government Affairs at Genentech, Inc. from July 1988 to July 1993 where he was primarily involved in pharmaceutical regulatory affairs, government relations and clinical research. Prior thereto, he had been the Medical Officer and Group Leader, Division of Cardio-Renal Drug Products, at the FDA. Dr. Rose was a former associate attorney at the law firm of Arnold & Porter. Early in his career, Dr. Rose maintained a private practice in Endocrinology and Internal Medicine. Dr. Rose received his M.D. from the University of California, San Francisco, School of Medicine and his J.D. from the University of California, Berkeley, School of Law.

          Ronald H. Spair, has been Senior Vice President of the Company since June 1997, Company Secretary since June 1996 and Chief Financial Officer since March 1996. He has worked in the biotechnology industry since 1990. From October 1993 until March 1996, Mr. Spair served as Vice President and Chief Financial Officer of Lexin Pharmaceutical Corporation, a development stage biopharmaceutical company. Prior thereto, Mr. Spair served as Vice President, Chief Financial Officer and Assistant Secretary of Envirogen, Inc., an environmental biotechnology company, from May 1990 to August 1993. From July 1982 until May 1990, Mr. Spair served in various positions at Image Storage/Retrieval Systems, Inc., and at the time of his departure served as Vice President, Chief Financial Officer and Secretary. Mr. Spair received a B.S. in Accounting and an M.B.A. from Rider College. He is a licensed Certified Public Accountant in New Jersey.


Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for a Form 4 transaction reported on Form 5 on behalf of Mr. Sherman.

Item 11.  Executive Compensation

Compensation of Directors

          All new non-employee Directors are granted non-qualified stock options to purchase 5,000 shares of Common Stock upon their election to the Board, which options vest in four equal annual installments, subject to continuing service as a Director, and have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. On the date of each annual meeting, all non-employee Directors, other than Dr. Rosenwald, receive non-qualified stock options to purchase 2,000 shares of Common Stock, which options vest in full after one year, subject to continuing service as a Director, with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Options to purchase an aggregate of 10,000 shares were granted under this formula during fiscal 1998 to Mr. Hutt, Professor Vane, Mr. Sullivan, Mr. Sherman and Dr. Bier. All non-employee directors, excluding Dr. Rosenwald, receive a retainer of $1,500 per quarter along with an additional cash stipend for Board Meeting attendance of $1,500 if in person, and $500 if by phone. In addition, the Company reimburses directors for expenses of attendance at meetings of the Board of Directors and committees of the Board.


Summary Compensation Table

          The following Summary Compensation Table sets forth summary information as to compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the next most highly compensated executive officers of the Company (other than the CEO) (collectively, the "Named Executive Officers") for services rendered to the Company in all capacities during the fiscal years ended December 31, 1998, 1997 and 1996.

                                                   Summary Compensation Table

                                                      Annual      Long Term
                                                   Compensation  Compensation
                                                   ------------  ------------
                                                                 Securities
                                                                  Underlying            All Other
Name and                         Fiscal              Salary        Options             Compensation
Principal Position                Year                 ($)         (#)(3)                    ($)
--------------------------       ------            ----------   -------------         --------------
Jerry B. Hook, Ph.D. (1)          1998              $220,000            0                $75,252(5)
Chairman of the Board,            1997              $220,000       35,000                $78,888(5)
President and CEO                 1996(1)           $174,167      105,000(4)             $ 2,956(6)

Ronald H. Spair (2)               1998              $126,000            0                $35,936(8)
Sr. Vice President, CFO           1997              $120,000       15,000                $38,352(8)
and Secretary                     1996(2)           $ 95,000       38,000(7)             $     0

Martin Rose, M.D., J.D.           1998              $200,000            0                $17,924(10)
Vice President of Clinical        1997              $ 59,167       35,000(9)             $   814(10)
and Regulatory Affairs

-------------
(1) Dr. Hook was appointed President and Chief Executive Officer in March 1996 in connection with the Company's acquisition of Lexin Pharmaceutical Corporation.
(2) Mr. Spair was appointed Chief Financial Officer in March 1996 in connection with the Company's acquisition of Lexin Pharmaceutical Corporation.

(3) Options to purchase the number of shares shown were granted pursuant to the 1991 Stock Plan.
(4) Includes non-qualified stock options to purchase 90,000 shares of Common Stock granted in March 1996, which options were repriced on December 5, 1996 at an exercise price of $5.625 per share, and incentive stock options to purchase 15,000 shares of Common Stock granted in December 1996.
(5) Represents additional deemed compensation in the amount of $74,947 for 1997 and $70,111 for 1998, in connection with the forgiveness of a portion of the loan granted by the Company for the purchase of Preferred Stock, and the annual premium payment of $3,941 in 1997 and $ 5,141 in 1998 on an insurance policy on Dr. Hook's life in the amount of $714,000 payable to his beneficiaries.
(6) Represents the annual premium payment made in 1996 on an insurance policy on Dr. Hook's life in the amount of $714,000 payable to his beneficiaries.
(7) Includes non-qualified stock options to purchase 30,000 shares of Common Stock granted in March 1996, which options were repriced on December 5, 1996 at an exercise price of $5.625 per share and incentive stock options to purchase 8,000 shares of Common Stock granted in December 1996.
(8) Represents additional deemed compensation in the amount of $37,452 for 1997 and $35,036 for 1998, in connection with the forgiveness of a portion of the loan granted by the Company for the purchase of Preferred Stock, and the annual premium payment of $900 in 1997 and $900 in 1998 on an insurance policy on Mr. Spair's life in the amount of $500,000 payable to his beneficiaries.
(9) Includes incentive stock options to purchase 30,000 shares of Common Stock granted in September 1997 and incentive stock options to purchase 5,000 shares of Common Stock granted in December 1997.
(10) Represents additional deemed compensation in connection with the reimbursement by the Company of all reasonable housing expenses incurred for rental housing in the Horsham, PA area and travel to and from Dr. Rose's home in Maryland.

Unless otherwise disclosed, the value of certain perquisites or personal benefits is not included in the amounts disclosed above because it did not exceed, for any Named Executive Officer, the lesser of either $50,000 or 10% of total annual salary and bonus reported for the Named Executive Officer.

Option Grants in Last Fiscal Year

         None of the Named Executive Officers was granted options during the fiscal year ended December 31, 1998.

Option Exercises in Last Fiscal Year and Fiscal Year-End Values

         None of the Named Executive Officers exercised options during the fiscal year ended December 31, 1998. The following table provides information, as of December 31, 1998, regarding the number of shares covered by both exercisable and unexercisable stock options. At December 31, 1998, there were no outstanding "in-the-money" (the positive spread between the exercise price of any such option and the fiscal year-end value ($.21) of the Company's Common Stock) options.

                           Aggregated Option Exercises in Last Fiscal Year and
                                         Fiscal Year-End Option Values

                                         Number of Securities Underlying
                                              Unexercised Options
                                             at Fiscal Year-End (#)
        Name                              Exercisable  Unexercisable
--------------------               -----------------------------------------

Jerry B. Hook, Ph.D.                          61,250        78,750

Ronald H. Spair                               22,750        30,250

Martin Rose, M.D., J.D.                        8,750        26,250
------------------------

           Employment Agreements, Termination and Change in Control Arrangements

         Dr. Hook is employed as President and Chief Executive Officer of the Company under an agreement (the "Hook Agreement") with an initial term that expires on March 15, 1999, which will be automatically extended for additional one-year periods unless either party elects to terminate the Hook Agreement at least 90 days prior to the commencement of any such additional term. Dr. Hook has agreed to devote substantially all of his time to the affairs of the Company. His current annual base salary is $220,000 per year. In the event that Dr. Hook's employment is terminated by the Company (other than for cause or permanent or total disability, but including constructive termination which includes (i) failure to be nominated or elected to the Board of Directors and failure to be reelected, (ii) a material reduction in Dr. Hook's authority or
(iii) failure of the Company to comply with certain of the material terms of the Hook Agreement), Dr. Hook shall be paid his then annual base salary for a period of 12 months and be entitled to receive certain benefits for a period of 12 months. If the Company elects not to extend Dr. Hook's employment period for an additional one-year term, Dr. Hook shall be paid his then annual base salary over a period of 12 months following the date of such termination and be eligible to receive certain benefits for up to 12 months following the date of such termination. In the event that Dr. Hook's employment is terminated as a result of death or permanent or total disability, Dr. Hook (or his estate) shall be paid his then monthly base salary for a period of six months following the date of such termination. Dr. Hook may terminate his employment at any time upon at least one month's prior written notice, provided that no such advance notice will be required if Dr. Hook's employment is constructively terminated by the Company. Pursuant to the Hook Agreement, in March 1996, the Company granted Dr. Hook options to purchase 90,000 shares of Common Stock under the 1991 Stock Plan. Concurrently with the execution of the Hook Agreement in March 1996, Dr. Hook entered into a confidentiality agreement and a Non-Competition and Non-Solicitation Agreement with the Company which provides for up to a twelve month period of non-competition subsequent to Dr. Hook's termination of employment under certain circumstances and prohibits solicitation of Company employees for a comparable period.

         Dr. Rose is employed as Vice President of Clinical and Regulatory Affairs of the Company under an agreement (the "Rose Agreement") the current term of which expires on September 14, 1999, and which provides for automatic extensions for additional one-year periods unless either party elects to terminate the Rose Agreement at least 90 days prior to the commencement of any such additional term. Dr. Rose has agreed to devote substantially all of his time to the affairs of the Company. His current annual base salary is $200,000 per year. Dr. Rose is entitled to reimbursement for all reasonable housing expenses incurred for rental housing in the Horsham, PA area and travel to and from his home in Maryland. In the event that Dr. Rose's employment is terminated by the Company (other than for cause or permanent or total disability), Dr. Rose shall be paid his then annual base salary for a period of 6 months and be entitled to receive certain benefits for a period of up to 6 months. In the event that Dr. Rose's employment is terminated as a result of death or permanent or total disability, Dr. Rose (or his estate) shall be paid his accrued and unpaid salary, unreimbursed expenses and unused accrued vacation time through the termination date. Dr. Rose may terminate his employment at any time upon at least one month's prior written notice. Pursuant to the Rose Agreement, in September 1997, the Company granted Dr. Rose options to purchase 30,000 shares of Common Stock under the 1991 Stock Plan. In addition to a confidentiality obligation, the Rose Agreement contains non-compete and non-solicitation provisions which provide for up to a twelve month period of non-competition subsequent to Dr. Rose's termination of employment under certain circumstances and prohibits solicitation of Company employees for a comparable period. Dr. Rose has resigned his position effective February 28, 1999.

         Mr. Spair is employed as Chief Financial Officer of the Company under an agreement (the "Spair Agreement"), the current term of which expires on March 15, 1999, and which provides for automatic extensions for additional one-year periods unless either party elects to terminate the Spair Agreement at least 90 days prior to the commencement of any such additional term. Mr. Spair has agreed to devote substantially all of his time to the affairs of the Company. His current annual base salary is $126,000 per year. In the event that Mr. Spair's employment is terminated by the Company (other than for cause or permanent or total disability) or by Mr. Spair in the event of a "Change of Control" (as defined therein), Mr. Spair shall be paid his then annual base salary for a period of 6 months and be entitled to receive certain benefits for a period of up to 6 months. If the Company elects not to extend Mr. Spair's employment period for an additional one-year term, Mr. Spair shall be paid one-half his then annual base salary over a period of 6 months following the date of such termination and be eligible to receive certain benefits for up to 6 months following the date of such termination. In the event that Mr. Spair's employment is terminated as a result of death or permanent or total disability, Mr. Spair (or his estate) shall be paid his then monthly base salary for a period of six months following the date of such termination. Mr. Spair may terminate his employment at any time upon at least one month's prior written notice, provided that no such advance notice will be required if Mr. Spair's employment is constructively terminated by the Company. Pursuant to the Spair Agreement, in March 1996 the Company granted Mr. Spair options to purchase 30,000 shares of Common Stock under the 1991 Stock Plan. Concurrently with the execution of the Spair Agreement in March 1996, Mr. Spair entered into a Confidentiality Agreement and a Non-Competition and Non-Solicitation Agreement with the Company which provides for up to a twelve month period of non-competition subsequent to Mr. Spair's termination of employment under certain circumstances and prohibits solicitation of Company employees for a comparable period.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         (a)(b) Security Ownership

          The following table sets forth certain information as of February 12, 1999 concerning the beneficial ownership of Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each current member of the Board of Directors, each Named Executive Officer and all current directors and executive officers as a group.

           Directors, Named Executive                                             Shares         Percentage
                   Officers and                                                 Beneficially     Beneficially
            Principal Stockholders**                                              Owned(1)         Owned(1)
            ------------------------                                              --------         --------
Lindsay A. Rosenwald, M.D. (2)................................................    451,491            11.3%
  c/o Paramount Capital Incorporated
  787 Seventh Avenue
  New York, NY 10019

126736 Canada, Inc. (3).......................................................    406,667             9.9%
 1310 Green Avenue, Suite 660
 Westmont, Quebec
 Canada H3Y 1J8

Lou Wiesbach (4)..............................................................    326,400             8.8%
 c/o Norman J. Gantz
 Neal, Gerber & Eisenberg
 Two North LaSalle Street
 Chicago, IL  60602

Jerry B. Hook, Ph.D. (5)......................................................    122,171             3.2%

Ronald H. Spair (6)...........................................................     52,650             1.4%

William M. Sullivan (7).......................................................     51,134             1.4%

Peter Barton Hutt (8).........................................................     15,334             *

Sir John Vane, FRS (8)(9).....................................................     15,334             *

Martin Rose, M.D., J.D. (10)..................................................      8,750             *

Colin B. Bier, Ph.D. (11).....................................................      4,500             *

Richard L. Sherman (12).......................................................         --             *

All Directors and executive officers as a group
  (9 persons)(2) (5) (6) (7) (8) (9) (10) (11) (12) (13)......................    721,364            17.0%


-------------
  *    Represents beneficial ownership of less than 1% of Common Stock.
 ** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only.

(1) The number of shares of Common Stock issued and outstanding on February 12, 1999 was 3,691,841. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding at February 12, 1999, plus shares of Common Stock subject to options, warrants and conversion privileges held by such person at February 12, 1999 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. A share of Series B' Preferred Stock is convertible into 2.666667 shares of Common Stock at February 12, 1999.

(2) Includes an aggregate of 22,357 shares held by Dr. Rosenwald's spouse individually or as custodian for the benefit of his children as to which Dr. Rosenwald may be deemed to be the beneficial owner, but for which he disclaims beneficial ownership. Also includes 321,075 shares issuable upon the exercise of warrants to purchase Common Stock issued in connection with private placements of the Company's securities.

(3) Includes 266,667 shares of Common Stock issuable upon conversion of 100,000 shares of Series B' Preferred Stock. Also includes 140,000 shares of Common Stock issuable upon the exercise of 140,000 Class C Warrants.

(4) This information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission dated February 5, 1999.

(5) Includes 61,250 shares of Common Stock that Dr. Hook may acquire upon the exercise of options within 60 days of February 12, 1999, 26,667 shares of Common Stock issuable upon conversion of 10,000 shares of Series B' Preferred Stock and 13,334 shares of Common Stock issuable upon the exercise of 13,334 Class C Warrants. Excludes options to purchase 78,750 shares which are not exercisable within 60 days of February 12, 1999.

(6) Includes 22,750 shares of Common Stock that Mr. Spair may acquire upon the exercise of options within 60 days of February 12, 1999, 13,333 shares of Common Stock issuable upon conversion of 5,000 shares of Series B' Preferred Stock and 6,667 shares of Common Stock issuable upon the exercise of 6,667 Class C Warrants. Excludes options to purchase 30,250 shares which are not exercisable within 60 days of February 12, 1999.

(7) Includes 51,000 shares of Common Stock that Mr. Sullivan may acquire upon the exercise of options within 60 days of February 12, 1999. Excludes options to purchase 2,000 shares which are not exercisable within 60 days of February 12, 1999.

(8) Includes 12,000 shares of Common Stock issuable upon the exercise of options within 60 days of February 12, 1999. Excludes options to purchase 2,000 shares which are not exercisable within 60 days of February 12, 1999.

(9) Includes 3,334 shares issued and outstanding which are owned by the Sir John Vane Trust, a trust for the benefit of Sir John Vane's children, for which Sir John Vane acts as one of three trustees, as to which he may be deemed to be a beneficial owner, but for which he disclaims beneficial ownership.

(10) Includes 8,750 shares of Common Stock issuable upon the exercise of options within 60 days of February 12, 1999. Excludes options to purchase 26,250 shares of Common Stock which are not exercisable within 60 days of February 12, 1999.

(11) Includes 4,500 shares of Common Stock issuable upon the exercise of options within 60 days of February 12, 1999. Excludes options to purchase 4,500 shares which are not exercisable within 60 days of February 12, 1999.

(12) Excludes options to purchase 2,000 shares which are not exercisable within 60 days of February 12, 1999.

(13) Includes 172,250 shares of Common Stock issuable upon exercise of options within 60 days of February 12, 1999, 40,000 shares of Common Stock issuable upon conversion of 15,000 shares of Series B' Preferred Stock, and 341,076 shares of Common Stock issuable upon exercise of outstanding warrants. Excludes options to purchase 147,750 shares of Common Stock which are not exercisable within 60 days of February 12, 1999.

       (c) Change of Control. The executive officers and directors of the Company have executed Voting Agreements pursuant to which they have agreed to vote their shares (and have delivered an irrevocable proxy to SuperGen) in favor of the proposed Merger with SuperGen. See description of proposed Merger with SuperGen in Item 1. Business above.

Item 13.  Certain Relationships and Related Transactions

       In October 1997, the Company entered into an Engagement Agreement with Paramount Capital Investments, LLC ("Paramount") whereby Paramount agreed to assist the Company in its efforts to license Pyrazinoylguanidine ("PZG") from the Estate of Karl H. Beyer, Jr. (the "Beyer Estate"). Dr. Rosenwald, a Director and greater than 5% stockholder of the Company, is the Chairman of Paramount. In addition to reimbursing Paramount an aggregate of $31,635 for both patent related due diligence expenditures and a payment to the Beyer Estate to obtain exclusive negotiation rights, the Company issued to Paramount, concurrently with the execution of the definitive PZG licensing agreement between the Company and the Beyer Estate, a warrant to purchase up to an aggregate of 100,000 shares of the Company's Common Stock. The warrant was issued on December 4, 1997 and has a five-year term. The exercise price is $2.1875 per share of Common Stock and the warrant contains a cashless exercise feature. Immediate vesting was granted for 40,000 shares underlying the warrant with an additional 40,000 shares subject to vesting upon successful completion of a Phase II clinical trial for PZG and the Company's announcement of its, or an affiliated third party's, intent to advance PZG into a Phase III clinical trial. The final 20,000 shares underlying the warrant vest upon the announcement of the Company's, or an affiliated third party's, filing of a New Drug Application with the Food and Drug Administration. All such milestones must be met prior to the warrant expiration.

       In connection with the private placement of its Series B' Preferred Stock and Class C Warrants in 1996, the Company became obligated to (i) pay Paramount Capital, Inc. (The "Placement Agent"), a commission of 6% upon the exercise of any Class C Warrant and (ii) reimburse the Placement Agent for out-of-pocket costs, not to exceed $5,000 incurred in connection with the solicitation of Class C Warrant exercises or the redemption of Class C Warrants.

       On August 23, 1996, the Company made a loan of $100,000 to Jerry B. Hook, Ph.D., the Company's Chairman, President and Chief Executive Officer. The proceeds of such loan were used by Dr. Hook to purchase a Unit sold by the Company in its Series B' Preferred Stock private placement. The loan is evidenced by a promissory note bearing interest at the rate of 8% per annum with a maturity date of July 30, 1999. Principal of the loan is payable in three equal installments plus accrued interest on each of July 30, 1997, 1998, and 1999. On each scheduled repayment date, the amount then due (including accrued interest) will be forgiven by the Company (and Dr. Hook will be made whole for any resulting tax liability) provided that on such date Dr. Hook continues to be employed by the Company. One-third of the principal of the loan was forgiven on each of July 30, 1997 and 1998. The outstanding balance of the loan (plus all accrued interest) will be forgiven in full in the event that one of the following occurs: (i) the death or disability of Dr. Hook (within the meaning of the Hook Agreement), (ii) the operations of the Company are terminated, (iii) the Company is liquidated or (iv) the Company undergoes a change of control.

                                     PART IV

Item 14.  Exhibits

(a) (1) Financial Statements

       The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants - Arthur Andersen LLP                                                  F-1
Report of Independent Auditors - Ernst & Young LLP                                                              F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 1997 and 1998                                                    F-3
Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998, for the period from June 12, 1990 (Inception) to December 31, 1998 F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the period from
    June 12, 1990 (Inception) to December 31, 1998                                                              F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998, for
    the period from June 12, 1990 (Inception) to December 31, 1998                                              F-8
Notes to Consolidated Financial Statements                                                                      F-9

       (a) (2) All financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

       (a) (3) Exhibits:

Exhibit No.         Description

  ~~~2            -- Agreement and Plan of Reorganization, dated as of January 18, 1999 among SuperGen, Inc., Royale Acquisition
                     Corp. and Sparta Pharmaceuticals, Inc.
  %%%                2.1-- Copy of the Asset Purchase Agreement, with exhibits
                     thereto, dated February 22, 1996, between the Registrant
                     and Lexin Pharmaceutical Corporation
   *3.2           -- Restated By-Laws of the Registrant
  ~~3.4           -- Restated Certificate of Incorporation as amended on May 11, 1998.
   &3.4A          -- Certificate of Designation of the Series B' Convertible Preferred Stock filed on August 23, 1996.
  **4.2           -- Form of Common Stock Certificate
  **4.3           -- Form of Class A Warrant Certificate
  **4.4           -- Form of Class B Warrant Certificate
 ***4.5           -- Unit Purchase Option granted to Americorp Securities Inc. dated June 28, 1994
 ***4.6           -- Warrant Agreement entered into among Midlantic National Bank, Americorp Securities, Inc., and the Registrant
                     dated June 21, 1994
  @@4.7           -- Warrant Agreement for the Class C Warrants, dated August 23, 1996 between the Registrant,  First City Transfer
                     Company  and Paramount Capital, Inc.
  @@4.8           -- Form of Class C Warrant Certificate ( see Exhibit 4.7)
 *+10.1           -- Exclusive License Agreement, dated October 1, 1991, between the Registrant and Yale University ("Yale") and
                     Subscription Agreement, dated October 21, 1991, between the Registrant and Yale
 *+10.1A          -- Revised pages of Exhibit 10.1

 *+10.2           -- License Agreement, dated October 7, 1991, between the Registrant and The Research Foundation of State
                     University of New York
 *+10.2A          -- Revised pages of Exhibit 10.2
 *+10.3           -- Research and License Agreement, dated as of October 15, 1991, between the Registrant and Institute of Materia
                     Medica of the Chinese Academy of Medical Sciences ("BIMM"), as amended by an Amendment of Research and License
                     Agreement, dated as of March 1, 1992, between the Registrant and BIMM
 *+10.3A          -- Revised pages of Exhibit 10.3
 *+10.4           -- Licensing and First Refusal Agreement, dated as of March 12, 1992, between the Registrant and the Dana-Farber
                     Cancer Institute, Inc. ("Dana-Farber"), a Letter Agreement, dated March 12, 1992, between the Registrant and
                     Dana-Farber, and a Letter Agreement, dated September 12, 1992, between the Registrant and Dana-Farber
 *+10.4A          -- Revised pages of Exhibit 10.4
 *+10.5           -- License Agreement, dated as of August 31, 1992, between the Registrant and Imperial Chemical Industries PLC
 *+10.5A          -- Revised pages of Exhibit 10.5
  *10.6           -- Letter Agreement, dated October 30, 1992, among the Registrant, Imperial Chemical Industries PLC, and ICI
                     Bioscience Limited
 *+10.7           -- Collaboration and Option Agreement, dated September 18, 1992, by and among the Registrant, Cancer Research
                     Campaign and Cancer Research Campaign Technology Limited
 *+10.7A          -- Revised pages of Exhibit 10.7
&&+10.8           -- Amended and Restated Sublicense Agreement, dated January 1, 1997, between the Registrant and
                     Research Triangle Pharmaceuticals Ltd. ("RTP").
 *+10.9           -- Service Agreement, dated November 27, 1991, between the Registrant and Cato Research, Ltd. ("Cato"), as amended by a Letter Agreement, dated March 16, 1993, between the Registrant and Cato
  *10.9A          -- Revised pages of Exhibit 10.9
 *10.10           --Letter Agreement, dated October 28, 1991, between the Registrant and Cato
 *10.11           -- Subscription Agreement, dated November 27, 1991, between the Registrant and Cato Holding Co.
 *10.12           -- Subscription Agreement, dated December 10, 1993, between the Registrant and Cato Holding Co.
 *10.13           -- Employment Agreement, dated as of January 28, 1991, between the Registrant and William M. Sullivan, as amended by a Letter Agreement, dated as of March 2, 1993, between the parties (1)
 *10.14           -- Nonqualified Stock Option Agreement, dated as of December 3, 1991, between the Registrant and William M.
                     Sullivan (1)
 *10.15           -- Confidentiality Agreement, dated as of January 28, 1991, between the Registrant and William M. Sullivan
 *10.27           -- Letter Agreement, dated March 23, 1993, between the Registrant and Paramount Capital, Inc., as amended by Letter Agreements dated June 24, 1993, June 28, 1993, September 24, 1993 and November 5, 1993
 *10.30           -- 1991 Stock Plan, as amended
 *10.43           -- Registration Rights Agreement, dated November 12, 1993, among the Registrant and certain rights holders, as amended as of December 14, 1993
 *10.44           -- Subscription Agreement dated September 14, 1992 and Letter Agreements dated October 12, 1992 and December 13,
                     1993, between the Registrant and Yale
 *10.44A          -- Letter Agreement dated January 4, 1994
***10.46          -- M/A Agreement between the Registrant and Americorp Securities, Inc. dated June 28, 1994
**10.47           -- Form of Warrant Purchase Agreement among the Registrant, Healthcare Capital Investments, Inc., Societe Generale
                     Securities Corporation and the Holders listed on Schedule I thereto


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


 @10.75           -- Placement Agency Agreement between the Registrant and Paramount Capital, Inc., dated as of June
                     3, 1996
 @10.77           -- Amendment (dated March 29, 1996) to the Collaborative Research and Licensing Agreement between Lexin
                     Pharmaceutical Corporation and Wichita State University dated as of April 1, 1994 (Assigned to Registrant pursuant to the Lexin Purchase)
@@10.79           -- Promissory Note dated August 23, 1996, in the amount of $100,000 from Jerry B. Hook Ph.D. to the Registrant.(1)
@@10.81           -- Promissory Note dated August 23, 1996, in the amount of $50,000 from Ronald H. Spair to the Registrant.(1)
&&10.82           -- Employment Agreement, dated March 15, 1996, between the Registrant and Ronald H. Spair (1)
&&10.83           -- Net Lease Agreement dated March 29, 1994, and entered into between Lexin Pharmaceutical Corporation and the
                     Pennsylvania Business Campus (assigned to the Registrant).
&&10.84           -- Nonqualified Stock Option Agreement, dated as of September 5, 1996 between the Registrant and
                     Colin B. Bier, Ph.D.(1)
&&10.86           -- Incentive Stock Option Agreement, dated as of December 5, 1996, between the Registrant and Jerry B. Hook,
                     Ph.D.(1)
&&10.88           -- Incentive Stock  Option Agreement, dated as of December 5, 1996, between the Registrant and
                     Ronald H. Spair.(1)
&&10.89           -- Nonqualified Stock Option Agreement, dated as of June 17, 1996 between the Registrant and Sir John Vane,
                     FSR (1)
&&10.90           -- Nonqualified Stock Option Agreement, dated as of June 17, 1996, between the Registrant and Peter
                     Barton Hutt (1)
&&&10.91          -- Nonqualified Stock Option Agreement, dated as of June 17, 1997 between the Registrant and Sir John Vane,
                     FSR (1)
&&&10.92          -- Nonqualified Stock Option Agreement, dated as of June 17, 1997, between the Registrant and Peter
                     Barton Hutt (1)
&&&10.93          -- Nonqualified Stock Option Agreement, dated as of June 17, 1997 between the Registrant and Colin B. Bier,
                     Ph.D.(1)
^^^10.94          -- Employment Agreement, dated September 15, 1997, between the Registrant and Martin Rose, M.D.,
                     J.D. (1)
^^^10.95          -- Incentive Stock Option Agreement, dated as of September 15, 1997 between the Registrant and Martin Rose, M.D.,
                     J.D.(1)
@@@10.96          -- Form of Incentive Stock Option Agreement entered into with Executive Officers (1)
@@@+10.97         -- License Agreement, dated as of December 4, 1997, between the Registrant and the Estate   of Karl H. Beyer, Jr.
@@@10.98          -- Warrant Agreement dated December 9, 1997, between the Registrant and Dian Griesel, Ph.D., of the Investor
                     Relations Group
@@@10.99          -- Warrant Agreement dated December 9, 1997, between the Registrant and Jacqueline Resto of the Investor Relations Group
@@@10.100         -- Warrant Agreement dated December 4, 1997, between the Registrant and Paramount Capital Investments, LLC
~10.101           -- Form of Non-Qualified Stock Option Grant for Directors, dated May 11, 1998.
~+10.102          -- Exclusive License Agreement by and between Sparta Pharmaceuticals, Inc. and Schering Corporation.
~+10.103          -- Exclusive License Agreement by and between Sparta Pharmaceuticals, Inc. and Schering-Plough Ltd.
10.104            -- Contingent Bonus Arrangement for Dr. Rose and Mr. Spair (1)
@@@21.1           -- Subsidiary of the Registrant
23.1              -- Consent of Arthur Andersen LLP
23.2              -- Consent of Ernst & Young LLP

27.1              -- Financial Data Schedule
       ---------------

* Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-72882, filed on December 14, 1993, or amendments thereto, and incorporated by reference herein.
** Previously filed with the Company's Registration Statement on Form S-l, Registration Number 33-78086, filed on April 25, 1994, or in Amendment No. 1 thereto, filed on June 1, 1994.
*** Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, filed on August 15, 1994 and incorporated by reference herein.
# Previously filed with the Company's 1994 Annual Report on Form 10-K, filed on March 31, 1995, and incorporated by reference herein.
## Previously filed with the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 1995, filed on August 14, 1995.
### Previously filed with the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on January 24, 1996.
% Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed on November 14, 1995.
%% Previously filed with the Company's 1995 Annual Report on Form 10-K, filed on April 1, 1996, and incorporated by reference herein.
%%% Previously filed with the Company's report on Form 8-K filed on April 1, 1996, and incorporated by reference herein. & Previously filed with the Company's report on Form 8-K filed on September 26, 1996, and incorporated by reference herein. && Previously filed with the Company's 1996 Annual Report on Form 10-K, filed on March 27, 1997, and incorporated by reference herein.
&&& Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 8, 1997.
^ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 15, 1996.
^^ Previously filed with the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1996, filed on July 17, 1996.
^^^ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed on November 7, 1997.
@ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 9, 1996.
@@ Previously filed with the Company's Registration Statement on Form S-3, Registration Number 333-13621, filed on October 7, 1996, or in Amendment No. 1 thereto, filed on October 17, 1996. @@@ Previously filed with the Company's 1997 Annual Report on Form 10-K, filed on March 23, 1998, and incorporated by reference herein. ~ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed on May 15, 1998, and incorporated by reference herein.
~~ Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed on August 13, 1998, and incorporated by reference herein.
~~~ Previously filed with the Company's Report on Form 8-K filed on January 20, 1999, and incorporated by reference herein. (1) Represents a management contract or compensatory plan or arrangement.
  + Confidential Treatment has been granted by the Securities and Exchange Commission.

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

                          SPARTA PHARMACEUTICALS, INC.

                                    By: /s/ Jerry B. Hook
                                        -------------------------------------
                                        Jerry B. Hook, Ph.D., Chairman,
                                        President and Chief Executive Officer
                                        Dated: February 19, 1999

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

         Signature                                                Title                               Date

/s/  Jerry B. Hook, Ph.D.                              Chairman, President and                  February 19, 1999
-------------------------
     Jerry B. Hook, Ph.D.                              Chief Executive Officer
                                                       (principal executive officer)
                                                       and Director

/s/  Ronald H. Spair                                   Senior Vice President and Chief          February 19, 1999
--------------------
      Ronald H. Spair                                  Financial Officer (principal
                                                       financial and accounting officer)

/s/ Colin B. Bier, Ph.D.                               Director                                 February 19, 1999
------------------------
     Colin B. Bier, Ph.D.

/s/ Peter Barton Hutt                                  Director                                 February 19, 1999
---------------------
      Peter Barton Hutt


---------------------                                  Director
      Lindsay A. Rosenwald, M.D.


/s/  Richard L. Sherman                                Director                                 February 19, 1999
-----------------------
     Richard L. Sherman


/s/ William M. Sullivan                                Director                                 February 19, 1999
-----------------------
     William M. Sullivan

/s/  John Vane                                         Director                                 February 19, 1999
-----------------------
     Professor Sir John Vane

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Sparta Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Sparta Pharmaceuticals, Inc. (a Delaware corporation in the development stage) and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998 and the related statements of operations and cash flows for the period from inception (June 12, 1990) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sparta Pharmaceuticals, Inc. for the period from inception to December 31, 1995. Such statements are included in the period from inception to December 31, 1998 totals on the statements of operations and cash flows and reflect total revenues and net loss of 19 percent and 38 percent, respectively, of the related cumulative totals. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1995, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparta Pharmaceuticals, Inc. and Subsidiary, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (June 12, 1990) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred operating losses since inception and will require additional capital to continue operations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                             ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
    February 11, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Sparta Pharmaceuticals, Inc. (A Development Stage company)

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Sparta Pharmaceuticals, Inc. (a development stage company) for the period from June 12, 1990 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sparta Pharmaceuticals, Inc. (a developmental stage company) for the period from June 12, 1990 (inception) to December 31, 1995 in conformity with generally accepted accounting principles.

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


                                         ERNST & YOUNG LLP


Raleigh, North Carolina
January 31, 1996

                   SPARTA PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                    December 31,
                                                                           ---------------------------
                                                                              1997             1998
                                                                           ----------      -----------
                                 Assets
Current assets:
  Cash and cash equivalents..........................................      $4,767,317      $ 2,470,359
  Short-term investments.............................................       1,473,275               --
  Prepaid expenses and other current assets..........................          68,778           14,719
                                                                           ----------      -----------
     Total current assets............................................       6,309,370        2,485,078
                                                                           ----------      -----------
Fixed assets:
  Office equipment...................................................         189,962          194,308
  Leasehold improvements ............................................         522,215          522,215
  Less: accumulated depreciation and amortization....................        (375,482)        (563,987)
                                                                           ----------      -----------
                                                                              336,695          152,536
License agreements, net of amortization of $92,912 in 1997 and
   $105,870 in 1998..................................................          21,876            8,918
Restricted cash .....................................................         148,310           94,448
                                                                           ----------      -----------
                                                                           $6,816,251      $ 2,740,980
                                                                           ==========      ===========
                  Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses..............................      $  741,240      $   528,090
                                                                           ----------      -----------
     Total current liabilities.......................................         741,240          528,090
                                                                           ----------      -----------
Commitments (Note 7)
Stockholders' equity:
   Preferred Stock, not designated, $.001 par value; authorized and
     unissued 8,867,731 shares.......................................              --               --
   Series B' Convertible Preferred Stock, $.001 par value;
     liquidation preference $13 per share; authorized 2,132,269 shares; issued and outstanding 1,020,747 shares in 1997 and
     828,741 in 1998 ................................................           1,021              829
  Common Stock, $.001 par value; authorized 72,000,000 shares;
     issued and outstanding 3,116,154 shares in 1997 and 3,651,843
     shares in 1998..................................................           3,116            3,652
  Additional paid-in capital.........................................      28,616,607       28,682,326
  Stock subscription receivable......................................        (133,333)         (66,667)
  Deferred compensation..............................................        (167,654)        (100,443)
  Deficit accumulated during the development stage...................     (22,244,746)     (26,306,807)
                                                                           ----------      -----------
     Total stockholders' equity......................................       6,075,011        2,212,890
                                                                           ----------      -----------
                                                                           $6,816,251       $2,740,980
                                                                           ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                   SPARTA PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Operations

                                                                                               Period from
                                                                                              June 12, 1990
                                                            Year Ended December 31,          (Inception) to
                                                 ----------------------------------------      December 31,
                                                    1996            1997           1998            1998
                                                 ---------       ---------      ---------    --------------
Revenue:
  Interest income.............................   $ 296,730       $ 445,606      $ 236,467     $ 1,270,465

  Grant income and contract revenue...........          --         155,206        612,407         895,483
                                               -----------     -----------    -----------    ------------
           Total revenue......................     296,730         600,812        848,874       2,165,948
                                               -----------     -----------    -----------    ------------
Operating expenses:
  Research and development....................   3,176,742       3,748,216      3,663,055      16,592,418
  General and administrative..................   1,404,955       1,497,006      1,247,880       8,582,424
  Charge for acquired research and development   3,062,913         235,000             --       3,297,913
                                               -----------     -----------    -----------    ------------
           Total operating expenses...........   7,644,610       5,480,222      4,910,935      28,472,755
                                               -----------     -----------    -----------    ------------
Net loss...................................... $(7,347,880)    $(4,879,410)   $(4,062,061)   $(26,306,807)
                                               ============    ============   ============   =============
Basic and diluted net loss per share..........      $(4.64)         $(2.16)        $(1.18)
                                                    =======         =======   ===========
Basic and diluted weighted average
  number of shares outstanding................   1,582,414       2,260,261      3,446,252
                                               ===========     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                   SPARTA PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

           Consolidated Statements of Stockholders' Equity (Deficit)





                                                                            Convertible
                                                                          Preferred Stock             Common      Additional
                                                   Date of        --------------------------------     Stock        Paid In
                                                 Transaction      Series A    Series B    Series C    Par Value     Capital
                                                 -----------      --------    --------    --------    ---------   ----------
Balance at June 12, 1990........................                    $           $           $          $          $
 Issuance of 289,666 shares at $.015 per share.. June 1990            --          --          --        289            4,056
                                                                    ----        ----        ----       ----       ----------
Balance at December 31, 1990....................                      --          --          --        289            4,056
 Issuance of 172,848 shares at                   February through
   $.015 per share for services................. December 1991        --          --          --        173            2,420
 Issuance of 325,815 shares at $3.99
    per share net of issuance costs ............ December 1991       326          --          --         --        1,274,874
Net loss for 1991...............................                      --          --          --         --               --
                                                                    ----        ----        ----       ----       ----------
Balance at December 31, 1991....................                     326          --          --        462        1,281,350
 Issuance of 50,125 shares at $3.99
   per share in exchange for
   cancellation of notes payable................ January 1992         50          --          --         --          199,950
 Issuance of 18,184 shares at $.015 per share... January through      --          --          --         18              255
                                                 December 1992
Conversion of Series A Convertible
 Preferred Stock, into 75,188 shares
   of Common Stock at $19.95 per share.......... December 1992      (376)         --          --         75              301
Net loss for 1992...............................                      --          --          --         --               --
                                                                    ----        ----        ----       ----       ----------
Balance at December 31, 1992....................                      --          --          --        555        1,481,856
 Repurchase of 2,500 shares at $.015 per share.. January 1993         --          --          --         (2)             (36)
 Issuance of 125,000 shares at $2.00 per share.. September 1993       --         125          --         --          249,875
 Exchange of 125,000 shares of
   Series B Convertible Preferred
   Stock 125,000 shares of
   Series C Convertible Preferred Stock......... December 1993        --        (125)        125         --               --
 Issuance of 3,731 shares at $14.45 per share... July through         --          --          --          4           53,875
                                                 December 1993
 Issuance of options to purchase
   33,333 shares Common Stock
   net of issuance costs (see Note 4) ..........                      --          --          --         --          167,500
 Net loss for 1993..............................                      --          --          --         --               --
                                                                    ----        ----        ----       ----       ----------
Balance at December 31, 1993....................                      --          --         125        557        1,953,070
 Issuance of 11,800 warrants.................... May 1994             --          --          --         --               59
 Issuance of 2,692 shares upon
   conversion of Convertible
   Notes and Preferred Stock.................... June 1994            --          --          --          3               (3)

------
RESTUB
------

                                                                                                            Deficit
                                                                                            Accumulated      Total
                                                                Stock                       During the   Stockholders
                                                Unrealized   Subscription     Deferred      Development     Equity
                                                Gain/(Loss)   Receivable    Compensation       Stage       (Deficit)
                                                -----------  ------------   ------------   ------------  ------------
Balance at June 12, 1990........................   $ --         $              $           $              $
 Issuance of 289,666 shares at $.015 per share..     --           --             --                 --         4,345
                                                   ----         ----           ----        -----------    ----------
Balance at December 31, 1990....................     --           --             --                 --         4,345
 Issuance of 172,848 shares at
   $.015 per share for services.................     --           --             --                 --         2,593
 Issuance of 325,815 shares at $3.99
   per share net of issuance costs .............     --           --             --                 --     1,275,200
Net loss for 1991...............................     --           --             --           (358,234)     (358,234)
                                                   ----         ----           ----        -----------    ----------
Balance at December 31, 1991....................     --           --             --           (358,234)      923,904
 Issuance of 50,125 shares at $3.99
   per share in exchange for
   cancellation of notes payable................     --           --             --                 --       200,000
 Issuance of 18,184 shares at $.015 per share...     --           --             --                 --           273

Conversion of Series A Convertible
    Preferred Stock, into 75,188 shares
    of Common Stock at $19.95 per share.........     --           --             --                 --            --
 Net loss for 1992..............................     --           --             --         (1,217,933)   (1,217,933)
                                                   ----         ----           ----        -----------    ----------
Balance at December 31, 1992....................     --           --             --         (1,576,167)      (93,756)
 Repurchase of 2,500 shares at $.015 per share..     --           --             --                 --           (38)
 Issuance of  125,000 shares at $2.00 per share.     --           --             --                 --       250,000
 Exchange of 125,000 shares of
   Series B Convertible Preferred
   Stock 125,000 shares of
   Series C Convertible Preferred Stock.........     --           --             --                 --            --
 Issuance of 3,731 shares at $14.45 per share...     --           --             --                 --        53,879

 Issuance of options to purchase
   33,333 shares Common Stock
   net of issuance costs (see Note 4)...........     --           --             --                 --       167,500
Net loss for 1993...............................     --           --             --         (2,649,224)   (2,649,224)
                                                   ----         ----           ----        -----------    ----------
Balance at December 31, 1993....................     --           --             --         (4,225,391)   (2,271,639)
 Issuance of 11,800 warrants....................     --           --             --                 --            59
 Issuance of 2,692 shares upon
   conversion of Convertible
   Notes and Preferred Stock....................     --           --             --                 --            --

                                      F-5



                                                                            Convertible
                                                                          Preferred Stock              Common    Additional
                                                   Date of        --------------------------------      Stock      Paid In
                                                 Transaction      Series A    Series B    Series C    Par Value    Capital
                                                 -----------      --------    --------    --------    ---------  ----------
 Conversion of Convertible Notes
    and Preferred Stock....................      June 1994           --           --        (125)         412       3,868,837
 Proceeds of initial public
    offering net of offering costs
    of $1,335,521..........................      June 1994           --           --          --          220       4,164,259
 Issuance of 1,700 shares upon
    option exercise........................      March through       --           --          --            2           2,549
                                                 July 1994
 Issuance of 33,000 units to underwriter
    upon over allotment exercise ..........      July 1994           --           --          --           33         717,717
 Repurchase of 500 shares..................      July 1994           --           --          --           (1)             (6)
 Issuance of 1,961  shares at $20.20
    for services...........................      January through     --           --          --            2          39,659
                                                 December 1994
 Unrealized loss on
    available-for-sale investments.........                          --           --          --           --              --
 Net loss for 1994.........................                          --           --          --           --              --
                                                                   ----        -----        ----       ------      ----------
Balance at December 31, 1994...............                          --           --          --        1,228      10,746,141
 Issuance of 5,000 shares upon
    option exercise........................      April 1995          --           --          --            5           7,495
 Issuance of 4,303 shares at $17.80
    per share for services.................     January through      --           --          --            4          76,688
                                                September 1995
Net Loss for 1995..........................                          --           --          --           --              --
 Loss on available-for-sale investments....                          --           --          --           --              --
                                                                   ----        -----        ----       ------      ----------
Balance at December 31, 1995...............                          --           --          --        1,237      10,830,324
 Extension of exercise  period for
    options of former employees............     January 1996         --           --          --           --          18,738
 Proceeds of private placement net of
    commissions and expenses of $428,571...     February 1996       300           --          --           --       2,571,129
 Stock issued for acquisition of Lexin
    Pharmaceuticals (see Note 2)...........     March 1996           --           --          --          400       3,599,600
 Deferred compensation related
    to acquisition (see Note 4)............     March 1996           --           --          --           --         206,100
 Issuance of 1,000 shares
    pursuant to license agreement..........     April 1996           --           --          --            1              14
 Issuance of 258 shares
    for services...........................     June through         --           --          --            1           3,678
                                                July 1996
 Proceeds of private  placement  net
    of commissions and expenses of
    $2,029,091 (see Note 4)................     July through         --        1,297          --           --      10,934,612
                                                August 1996

-------
RESTUB
-------

                                                                                               Deficit
                                                                                             Accumulated     Total
                                                                  Stock                      During the   Stockholders
                                                  Unrealized   Subscription     Deferred     Development     Equity
                                                  Gain/(Loss)   Receivable    Compensation      Stage       (Deficit)
                                                  -----------   -----------   ------------   -----------  ------------
 Conversion of Convertible Notes
    and Preferred Stock....................            --           --             --               --      3,869,124
 Proceeds of initial public
    offering net of offering costs
    of $1,335,521..........................            --           --             --               --      4,164,479
 Issuance of 1,700 shares upon
    option exercise........................            --           --             --               --          2,551

 Issuance of 33,000 units to underwriter
     upon over allotment exercise..........            --           --             --               --        717,750
 Repurchase of 500 shares..................            --           --             --               --             (7)
 Issuance of 1,961 shares at $20.20
    for services...........................            --           --             --               --         39,661

 Unrealized loss on
    available-for-sale investments.........        (3,316)          --             --               --         (3,316)
 Net loss for 1994.........................            --           --             --        (3,149,658)   (3,149,658)
                                                   ------     --------       --------        ----------    ----------
Balance at December 31, 1994...............        (3,316)          --             --        (7,375,049)    3,369,004
 Issuance of 5,000 shares upon
     option exercise.......................            --           --             --                --         7,500
 Issuance of 4,303 shares at $17.80
     per share for services................            --           --             --                --        76,692

 Net Loss for 1995.........................            --           --             --        (2,642,407)   (2,642,407)
 Loss on available-for-sale investments....         3,316           --             --                --         3,316
                                                   ------     --------       --------        ----------    ----------
Balance at December 31, 1995...............            --           --             --       (10,017,456)      814,105
 Extension  of  exercise  period for
     options of former employees...........            --           --             --                --        18,738
 Proceeds of private placement net of
     commissions and expenses of $428,571..            --           --             --                --     2,571,429
 Stock issued for acquisition of Lexin
    Pharmaceuticals (see Note 2)...........            --           --             --                --     3,600,000
 Deferred compensation related
    to acquisition (see Note 4)............            --           --       (206,100)               --            --
 Issuance of 1,000 shares
    pursuant to license agreement..........            --           --             --                --            15
 Issuance of 258 shares
    for services...........................            --           --             --                --         3,679

 Proceeds of private  placement  net of
    commissions and expenses of
    $2,029,091 (see Note 4)................            --     (200,000)            --                --    10,735,909




                                                                           Convertible
                                                                          Preferred Stock              Common       Additional
                                                   Date of        --------------------------------      Stock         Paid In
                                                 Transaction      Series A    Series B    Series C    Par Value       Capital
                                                 -----------      --------    --------    --------    ---------       -------
Conversion of Series A to Series B' .......      August 1996         (300)         400          --           --         (100)
Issuance of 7,000 warrants for services ...      December 1996         --           --          --           --       20,000
Conversion of Preferred Stock to
    Common Stock...........................      November through      --         (210)         --          279          (69)
                                                 December 1996
Amortization of Deferred Compensation
    for 1996 ..............................                            --           --          --           --           --
Net Loss for 1996 .........................                            --           --          --           --           --
                                                                     ----       ------        ----       ------  -----------
Balance at December 31, 1996 ..............                            --        1,487          --        1,918   28,184,026
Issuance of 10,000 options for services....      January 1997          --           --          --           --       33,750
Forgiveness  of one-third of common stock
    subscriptions..........................      July 1997             --           --          --           --           --
Issuance of 53,333 shares upon option
    exercise...............................      September 1997        --           --          --           53       79,947
Issuance of 7,101 shares for services......      August through        --           --          --            7       60,506
                                                 September 1997
Issuance of 100,000 warrants for grant of
    license agreement......................      December 1997         --           --          --           --      135,000
Issuance of 20,000 options for services ...      December 1997         --           --          --           --       29,000
Issuance of 107,000 warrants for services..      May through           --           --          --           --       95,050
                                                 December 1997
Conversion of Preferred Stock to
    Common Stock...........................      January through       --         (466)         --        1,138         (672)
                                                 December 1997
Amortization of Deferred Compensation
    for 1997...............................                            --           --          --           --           --
Net Loss for 1997..........................                            --           --          --           --           --
                                                                     ----       ------        ----       ------  -----------
Balance at December 31, 1997...............                            --        1,021          --        3,116   28,616,607
Forgiveness of common stock subscriptions..      July 1998             --           --          --           --           --
Repayment of common stock subscriptions....      July 1998             --           --          --           --           --
Issuance of 23,601 shares for services.....      March through         --           --          --           24       66,039
                                                 December 1998
Conversion of Preferred Stock to
    Common Stock...........................      January through       --         (192)         --          512         (320)
                                                 December 1998
Amortization of Deferred Compensation
    for 1998...............................                            --           --          --           --           --
Net Loss for 1998..........................                            --           --          --           --           --
                                                                     ----       ------        ----       ------  -----------
Balance at December 31, 1998...............                          $ --         $829        $ --       $3,652  $28,682,326
                                                                     ====       ======        ====       ======  ===========

------------
RESTUB
------------


                                                                                                   Deficit
                                                                                                 Accumulated        Total
                                                                     Stock                        During the     Stockholders'
                                                   Unrealized     Subscription      Deferred      Development       Equity
                                                   Gain/(Loss)     Receivable     Compensation       Stage         (Deficit)
                                                   -----------    ------------    ------------    -----------    -------------
Conversion of Series A to Series B' .......                 --              --              --             --             --
Issuance of 7,000 warrants for services ...                 --              --              --             --         20,000
Conversion of Preferred Stock to
    Common Stock...........................                 --              --              --             --             --

Amortization of Deferred Compensation
    for 1996 ..............................                 --              --          40,791             --         40,791
Net Loss for 1996 .........................                 --              --              --     (7,347,880)    (7,347,880)
                                                         -----      ----------      ----------  -------------    -----------
Balance at December 31, 1996 ..............                 --        (200,000)       (165,309)   (17,365,336)    10,456,786
Issuance of 10,000 options for services....                 --              --         (33,750)            --             --
Forgiveness  of one-third of common stock
    subscriptions..........................                 --          66,667              --             --         66,667
Issuance of 53,333 shares upon option
    exercise...............................                 --              --              --             --         80,000
Issuance of 7,101 shares for services......                 --              --              --             --         60,513

Issuance of 100,000 warrants for grant of
    license agreement......................                 --              --              --             --        135,000
Issuance of 20,000 options for services ...                 --              --         (29,000)            --             --
Issuance of 107,000 warrants for services..                 --              --              --             --         95,050

Conversion of Preferred Stock to
    Common Stock...........................                 --              --              --             --             --

Amortization of Deferred Compensation
    for 1997...............................                 --              --          60,405             --         60,405
Net Loss for 1997..........................                 --              --              --     (4,879,410)    (4,879,410)
                                                         -----      ----------      ----------  -------------    -----------
Balance at December 31, 1997...............                 --        (133,333)       (167,654)   (22,244,746)     6,075,011
Forgiveness of common stock subscriptions..                 --          50,000              --             --         49,999
Repayment of common stock subscriptions....                 --          16,666              --             --         16,667
Issuance of 23,601 shares for services.....                 --              --              --             --         66,063

Conversion of Preferred Stock to
    Common Stock...........................                 --              --              --             --             --

Amortization of Deferred Compensation
    for 1998...............................                 --              --          67,211             --         67,211
Net Loss for 1998..........................                 --              --              --     (4,062,061)    (4,062,061)
                                                         -----      ----------      ----------  -------------    -----------
Balance at December 31, 1998...............               $ --        $(66,667)      $(100,443)  $(26,306,807)    $2,212,890
                                                         =====      ==========      ==========  =============    ===========

   The accompanying notes are an integral part of these financial statements.

                                  SPARTA PHARMACEUTICALS, INC. AND SUBSIDIARY
                                         (A Development Stage Company)

                                     Consolidated Statements of Cash Flows

                                                                                 Year ended December 31,        Period from June 12,
                                                                          -------------------------------------   1990 (Inception)
                                                                              1996         1997        1998        to December 31,
                                                                          -----------  ------------ ----------- -------------------
Operating activities
Net loss..............................................................    $(7,347,880) $(4,879,410) $(4,062,061)      $(26,306,807)
Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments...............................................             --           --           --              3,316
    Depreciation and amortization.....................................        170,611      213,674      201,463          1,139,897
    Acquired research and development.................................      3,062,913      135,000           --          3,197,913
    Write down of license agreement...................................             --           --           --             45,200
    Issuance of convertible notes for services........................             --           --           --            220,474
    Issuance of stock for services....................................          3,694       60,514       66,063            288,022
    Compensation expense related to stock options granted.............         79,529      155,454       67,211            502,194
    Compensation expense related to forgiveness of stock subscriptions
     receivable.......................................................             --       66,667       50,000            116,667
    Changes in operating assets and liabilities, net of effect from acquisition:
      Prepaid expenses and other assets...............................         97,374       13,973       54,059            (14,719)
      Accounts payable and accrued expenses...........................        293,636      111,743     (213,150)           378,090
      Restricted cash.................................................         50,507       48,532       53,862            152,901
                                                                          -----------  -----------  -----------       ------------
                 Net cash used in operating activities................     (3,589,616)  (4,073,853)  (3,782,553)       (20,276,852)
                                                                          -----------  -----------  -----------       ------------
Investing activities
Payment of acquisition related fees and expenses......................       (128,842)          --           --           (128,842)
Purchases of short-term investments...................................             --   (1,473,275)          --         (2,576,468)
Sale of short-term investments........................................             --           --    1,473,275          2,573,152
Purchases of fixed assets.............................................        (76,364)     (12,367)      (4,346)          (147,943)
Acquisition of license agreements.....................................             --           --           --           (160,078)
                                                                          -----------  -----------  -----------       ------------
                 Net cash (used in) provided by investing activities..       (205,206)  (1,485,642)   1,468,929           (440,179)
                                                                          -----------  -----------  -----------       ------------
Financing activities
Proceeds from issuance of convertible notes and notes payable.........             --           --           --          4,488,650
Repayment of notes payable............................................             --           --           --           (640,000)
Proceeds from issuance of Common Stock................................             --       80,000           --          4,992,031
Repurchase of Common Stock............................................             --           --           --                (45)
Proceeds from issuance of Preferred Stock.............................     13,307,338           --       16,666         14,816,704
Increase in debt issuance costs.......................................             --           --           --           (469,950)
                                                                          -----------  -----------  -----------       ------------
                 Net cash provided by financing activities............     13,307,338       80,000       16,666         23,187,390
                                                                          -----------  -----------  -----------       ------------
Increase (decrease) in cash and cash equivalents......................      9,512,516   (5,479,495)  (2,296,958)         2,470,359
Cash and cash equivalents at beginning of period......................        734,296   10,246,812    4,767,317                 --
                                                                          -----------  -----------  -----------       ------------
Cash and cash equivalents at end of period............................    $10,246,812   $4,767,317   $2,470,359        $ 2,470,359
                                                                          ===========  ===========  ===========       ============
Supplemental disclosures of cash flow information
Cash paid during the year for interest................................    $        --   $       --   $       --        $   196,972
                                                                          ===========  ===========  ===========       ============
Supplemental disclosure of noncash investing and financing activities
Conversion of Convertible Notes and Series C
  Convertible Preferred Stock into Common Stock.......................    $        --   $       --   $       --        $ 4,086,624
                                                                          ===========  ===========  ===========       ============
Issuance of Series A Convertible Preferred Stock for cancellation of
  notes payable.......................................................    $        --   $       --   $       --        $   200,000
                                                                          ===========  ===========  ===========       ============

Conversion of Series B' Convertible Preferred Stock into Common Stock.    $       279   $    1,138   $      512        $     1,929
                                                                          ===========  ===========  ===========       ============
Issuance of Common Stock for acquisition of Lexin.....................    $ 3,600,000   $       --   $       --        $ 3,600,000
                                                                          ===========  ===========  ===========       ============

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

         The Company has generated no product revenues to date and has incurred losses since its inception. Should the Company continue to function independently, it anticipates incurring additional losses over at least the next several years and such losses are expected to increase as the Company expands its research and development activities. Substantial financing will be needed by the Company to fund its operations and to commercially develop its products. There is no assurance that such financing will be available when needed. Operations of the Company are subject to certain risks and uncertainties including, among others, uncertainty of product development, technological uncertainty, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, marketing, or sales capability or experience, limited clinical trial experience, and dependence on key personnel.

         In January 1999, the Company entered into an agreement providing for the purchase of the Company by Supergen, Inc. See Note 9 "Proposed Acquisition of the Company."

Basis of Presentation

         The consolidated financial statements include the accounts of Sparta Pharmaceuticals, Inc. and Orizon Pharmaceuticals, Inc., a 95%-owned subsidiary. The Company recognizes 100% of Orizon's net loss in its consolidated results of operations. All intercompany balances and transactions have been eliminated.

         On May 13, 1998, the Company effected a one-for-five reverse stock split of its Common Stock. The financial statements and related notes have been retroactively restated to reflect the effect of the reverse stock split.

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

Accounts Payable and Accrued Expenses

         At December 31, accounts payable and accrued expenses consisted of the following:

                                                          1997            1998
                                                       ---------        --------
Accrued professional fees .....................        $ 112,159        $117,527
Accrued research and license agreement fees ...          405,563         219,139
Deferred revenue ..............................               --          50,000
Accounts payable and other accrued expenses ...          223,518         141,424
                                                       ---------       ---------
                                                       $ 741,240       $ 528,090
                                                       =========       =========
Impairment of Long-Lived Assets

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 in 1996 had no impact on the Company's financial position or results of operations.

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

Revenue Recognition

         Grant revenues are recognized as the related expenses are incurred. Contract revenues are recognized when all obligations of the agreement are satisfied.

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

Net Loss Per Share

         The Company has adopted SFAS No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For all years presented, the effects of the (i) exercise of outstanding stock options and warrants and (ii) conversion of the outstanding shares of convertible preferred stock (as if converted on their dates of issuance) were excluded from the calculation of diluted EPS because their effect was antidilutive.

New Accounting Pronouncements

         SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), were issued in June 1997. SFAS 130 and SFAS 131 are effective for fiscal years beginning subsequent to December 15, 1997, and, therefore, were adopted by the Company on January 1, 1998. The adoption of SFAS 130 and SFAS 131 did not result in any substantive changes in the Company's disclosure.

2.  Acquisition of the Business and Assets of Lexin Pharmaceutical Corporation

         On March 15, 1996, the Company acquired the business and assets, and assumed certain liabilities of Lexin Pharmaceutical Corporation ("Lexin"), for a payment of 400,000 shares of the Company's Common Stock. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company performed an analysis of all identifiable assets acquired. The Company has recorded a total charge to the 1996 Statement of Operations of $3,062,913 for acquired research and development, given the development stage nature of the related technology.

3. Acquisition of Technology Rights

         In December 1997, the Company entered into an agreement to license Pyrazinoylguanidine ("PZG") from the Estate of Karl H. Beyer, Jr. (the "Beyer Estate") for a payment of $100,000 and the issuance of a warrant to purchase 60,000 shares of common stock at an exercise price of $2.1875. In addition, the Company issued to Paramount Capital Investments, LLC ("Paramount") warrants to purchase up to 100,000 shares of common stock at an exercise price of $2.1875 and reimbursed Paramount for certain due diligence expenditures for its efforts in negotiating the transaction with the Beyer Estate. Vesting on warrants to purchase 60,000 of the shares issued to Paramount is based on the successful completion of future clinical trials for PZG. In connection with the license, the Company has recorded a total charge to the 1997 Statement of Operations of $235,000 for acquired research and development, given the development stage nature of the related technology.

4. Stockholders' Equity

Preferred Stock

         As of December 31, 1998, the Company has 828,741 shares of Series B' Convertible Preferred Stock ("Series B' Preferred Stock") which are convertible into 2,209,970 shares of Common Stock. In the event of a liquidation event (as defined in the Certificate of Designation relating to the Series B' Preferred Stock), the holders of the Series B' Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $13.00 per share, plus an amount equal to all declared and unpaid dividends thereon, before any payment is made in respect of stock junior to the Series B' Preferred Stock, including Common Stock (see Note 9). Holders of Series B' Preferred Stock are also entitled to dividends, if any, as shall be declared on the Company's Common Stock or on any other class of preferred stock, unless holders of at least 66 2/3% of the outstanding Series B' Preferred Stock consent otherwise. The Series B' Preferred Stock is subject to mandatory conversion at the option of the Company if the closing price of the Common Stock shall have exceeded 200% of the then applicable conversion price for at least 20 trading days in any 30 consecutive trading day period.

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

                                                                 1996           1997              1998
                                                             ------------   -----------       ------------
Net loss - as reported.................................      $(7,347,880)   $(4,879,410)      $(4,062,061)
Net loss - pro forma...................................       (7,654,170)    (5,137,196)       (4,306,491)

Basic and diluted net loss per share - as reported.....            (4.64)         (2.16)            (1.18)
Basic and diluted net loss per share - pro forma.......            (4.84)         (2.27)            (1.25)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model assuming an expected dividend yield of 0%, an expected stock price volatility of 70%, an expected life of option of
6.5 years and a risk-free interest rate based on the 6.5 year average treasury bond yield on the date of grant.

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

         Set forth below is a table summarizing option activity through December 31, 1998:

                                                                                                     Weighted
                                                                                                     Average
                                                            Number     Option Price      Expiration  Exercise
   Description                                            of Shares   Range Per Share       Date       Price
   -----------                                            ---------   ---------------   ------------ ---------
   Options outstanding at 12/31/95...................      178,500    $ 1.50 to $30.00  2001 to 2005   $15.70
     Options granted.................................      222,400    $ 5.63 to $15.00  2005 to 2006   $ 5.90
     Options canceled................................       (6,000)   $15.00 to $30.00                 $25.00
                                                           -------
   Options outstanding at 12/31/96...................      394,900    $ 1.50 to $30.00  1998 to 2006   $10.05
     Options granted.................................      126,000    $ 2.23 to $ 4.06      2007       $ 2.55
     Options exercised...............................      (53,334)             $ 1.50                 $ 1.50
     Options canceled................................      (36,333)    $5.63 to $26.90                 $16.80
                                                          --------
   Options outstanding at 12/31/97...................      431,233    $ 2.23 to $30.00  1998 to 2007   $ 8.30
     Options granted.................................       10,000              $ 2.50      2008       $ 2.50
     Options canceled................................      (29,583)   $ 2.23 to $27.60                 $11.87
                                                          --------
   Options outstanding at 12/31/98...................      411,650    $ 2.23 to $30.00  2003 to 2008   $ 7.92


         The weighted average fair value of options granted under the plan was $4.00, $1.60 and $1.74 in the years ended December 31, 1996, 1997 and 1998, respectively.

         Set forth below are the outstanding options at December 31, 1998, summarized by range of exercise price:


                        Number           Weighted          Weighted          Number          Weighted
     Range of       Outstanding at        Average           Average      Exercisable at       Average
 Exercise Prices       12/31/98       Remaining Life    Exercise Price      12/31/98      Exercise Price
-----------------   --------------    --------------    --------------   --------------   --------------
$ 2.23 to $ 4.06       131,000              8.9             $ 2.54           34,750            $ 2.74
$ 5.63 to $12.50       212,650              6.6             $ 5.84          123,950            $ 5.91
$15.00 to $30.00        68,000              5.4             $24.83           68,000            $24.83
                       -------              ---             ------          -------            ------
                       411,650              7.1             $ 7.92          226,700            $11.10
                       =======              ===             ======          =======            ======

         In 1997, the Company issued options to purchase 30,000 shares of Common Stock at current fair market value to a consultant and the members of the Scientific Advisory Board of the Company. The Company recorded deferred compensation of $62,750 in connection with the grant of these non-qualified stock options which represents the fair value of the options on the date of grant. The Company is amortizing this deferred compensation over the vesting period of the options. The Company recognized $8,881 and $15,686 in compensation expense related to these options for 1997 and 1998.

         In March 1996, the Company issued options to purchase 137,400 shares of Common Stock at $13.50 per share. The Company recorded deferred compensation expense of $206,100 in connection with the grant of these non-qualified stock options which represents the excess of the fair market value over exercise price on the date of grant. The Company is amortizing this deferred compensation over the four-year vesting period of the options. The Company recognized $40,791, $51,525 and $51,525 in compensation expense related to these options for 1996, 1997 and 1998, respectively. On December 5, 1996 these options were repriced from $13.50 per share exercise price to $5.63, the fair market value on that date.

         "Stock purchase opportunities" represent rights to purchase Common Stock at specified prices. The purchase price of shares offered in stock purchase opportunities cannot be less than 50% of the fair market value. At December 31, 1998, the Company has issued 23,999 shares of Common Stock at $.015 per share and 1,667 shares of Common Stock at $7.50 per share in connection with this stock plan.

         As of December 31, 1998, a total of 600,000 shares of Common Stock were authorized for issuance under the stock plan, of which 102,651 shares were available for grant. The Company has reserved 514,301 shares of its Common Stock as of December 31, 1998 for future issuance in connection with the stock plan.

Warrants

         In connection with its initial public offering in 1994, the Company sold 1,265,000 units ("IPO Units") each consisting of one-fifth of one share of Common Stock, one redeemable Class A Warrant to purchase .24 shares of Common Stock, and one redeemable Class B Warrant to purchase .24 shares of Common Stock for $5.00 per IPO Unit, before expenses and commissions.

         In connection with the 1996 private placements of Preferred Stock, the Company issued 2,261,944 redeemable Class C Warrants to purchase one share of Common Stock at an exercise price of $7.50 per share. The Class C Warrants are exercisable until August 23, 2001, unless sooner redeemed. In addition to the Class C Warrants, the Company also issued 226,200 warrants to purchase Common Stock at an exercise price of $9.00 per share and 169,650 warrants to purchase Series B' Preferred Stock at an exercise price of $11.00 per share to the Placement Agent for the private placement.

         The Class A, B and C warrants contain provisions that provide the holders thereof certain protections by adjustment of the exercise price and shares issuable upon exercise in certain events, such as certain stock dividends, stock splits, mergers, sales of all or substantially all of the Company's assets, sales of stock at below market price and other unusual events.

         In connection with the Company's acquisition of PZG (see Note 3), the Company issued 160,000 warrants to purchase Common Stock at $2.1875 per share. Of these warrants, 100,000 were issued to the company which served as Placement Agent for the 1996 private placements of Preferred Stock. The vesting of 40,000 warrants issued to the Placement Agent is based upon public announcement or written notice from the Company that Phase II clinical trials with the compound have been completed and that the Company or a third party intends to initiate Phase III clinical trials, and the vesting of 20,000 of the warrants is based upon the announcement of a filing of a New Drug Application with the Food and Drug Administration.

         In connection with the Company's retention of two investor relations firms, the Company issued 7,000 warrants in 1996 to purchase common stock at $5.625 per share and 107,000 warrants during 1997 to purchase common stock at exercise prices ranging from $2.10 per share to $10.00 per share. In connection with the issuance of these warrants, the Company recognized $20,000 and $95,050 of expense in 1996 and 1997, respectively.

         Total warrants outstanding at December 31, 1998 were as follows:

                                  Underlying Number   Warrant       Expiration
Description                           of Shares        Price           Date
-----------                       -----------------  ---------      -----------
Class A Warrants ............          303,600        $20.80           1999
Class B Warrants ............          303,600        $34.40           1999
Class C Warrants ............        2,261,944        $7.50            2001
Placement Agent Warrants ....          762,420     $4.15-$34.40      1999-2002
Other Warrants ..............          274,000     $2.10-$10.00      2001-2002

5. Income Taxes

         At December 31, 1998, the Company had net operating loss carryforwards of approximately $19,439,000 and research and experimental credit carryforwards of $483,700 for income tax purposes that expire in years 2006 through 2013 of which approximately $4,865,000 of net operating loss carryforwards relate to the acquisition of Lexin. For financial reporting purposes, a valuation allowance of $10,671,000 has been recognized to offset the deferred tax assets related to those carryforwards at December 31, 1998. When, and if, recognized, the tax benefit for those items will be reflected in current operations of the period when the benefit is recognized as a reduction of income tax expense. Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

                                                         1997           1998
                                                     -----------    -----------
  Deferred tax assets:
    Net operating loss carryforwards................ $ 5,355,300    $ 6,609,200
    Capitalized research and development............   3,134,000      3,372,000
    Research and experimental credit carryforwards..     343,900        483,700
    Contribution carryforward.......................      83,300         83,300
    Depreciation....................................      80,800        122,800
                                                     -----------    -----------
  Total deferred tax assets.........................   8,997,300     10,671,000
  Valuation allowance for deferred tax assets.......  (8,997,300)   (10,671,000)
                                                     -----------    -----------
  Net deferred tax assets........................... $        --    $        --
                                                     -----------    -----------

         No current income taxes have been provided for the period ended December 31, 1998, as the Company had a loss for both financial reporting and tax purposes.

         Based on the number of shares of Common Stock, Convertible Notes and Preferred Stock issued in 1993 and March of 1996, the Company exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards. Net operating loss carry forwards at the time of the change were limited to approximately $225,000 per year for losses incurred through August 23, 1993 and approximately $1,198,000 per year for losses incurred between August 24, 1993 and March 15, 1996. In addition, future net operating loss carry forwards related to Lexin are limited to approximately $191,000 per year. The proposed merger (see Note 9) will result in an ownership change and a potential additional limitation of net operating loss carry forwards.

6. Employee Benefit Plan

         The Company previously maintained a Salary Reduction Simplified Employee Pension Plan, which was funded by elective salary deferrals by employees. Additionally, the Company made mandatory contributions of $5,029 for 1996.

         As of January 1, 1997, the Company initiated a 401(k) plan covering all current employees, which is funded by elective salary deferrals by employees. The Company was not required to make a mandatory contribution for 1997 or 1998.

7. Commitments

         Consulting agreements: The Company is a party to several consulting agreements with terms ranging from one to two years which commit the Company to future stock sales upon exercise of outstanding options and specified fees upon the occurrence of certain events. The Company is obligated to pay consulting fees of $130,000 per year. Consulting fees paid totaled approximately $268,000, $154,000 and $297,000 in 1996, 1997 and 1998, respectively.

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

                                                              Amount
                                                             --------
   1999................................................      $177,000
   2000................................................      $177,000
   2002................................................      $177,000
   2002................................................      $227,000
   2003................................................      $227,000

         Payments under these agreements to licensors totaled approximately $157,000, $107,000 and $352,000 in 1996, 1997, and 1998, respectively.

         The Company has a remaining obligation of ,17,500, pursuant to a collaboration and option agreement that was terminated by the Company.

         Research agreements: The Company has entered into various other research contracts for certain research activities. Payments under these agreements totaled approximately $737,000, $1,128,000 and $1,187,000 in 1996, 1997 and 1998, respectively. Included in accounts payable and accrued expenses at December 31, 1998, is approximately $156,000 relating to these contracts. Under terms of these agreements, the Company may be obligated to make further payments of approximately $863,000 in 1999.

         Minimum lease payments: The Company has a lease agreement for its office space in Horsham, Pennsylvania that terminates in July 1999. Contingent rentals are payable under the lease based upon operating, maintenance, management, and repair expenses incurred by the lessor. In addition, the Company must maintain a cash balance in escrow that represents the deposit on the leased facility which is refundable at the termination of the lease. At December 31, 1998, the cash balance restricted in escrow was $94,448.
Future minimum lease payments are as follows:

                                                                Amount
                                                               -------
    1999...................................................... $65,000

         The Company entered into a sublease agreement for a portion of its facility in April, 1997, which payments were offset against rent expense. Net rent expense for 1997 was $6,795 and net rent income for 1998 was $54,374.

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

         On August 23, 1996, the Company made loans of $100,000, $50,000 and $50,000 to Jerry B. Hook, Ph.D., the Company's President and Chief Executive Officer, Dr. William McCulloch, the former Senior Vice President, Research and Development of the Company and Ronald H. Spair, Senior Vice President, Chief Financial Officer and Secretary of the Company, respectively (the "Officers"). Proceeds of such loans were used by the Officers to purchase a Unit, or fraction thereof, sold by the Company in its Series B' Preferred Stock private placement. Such loans are evidenced by promissory notes bearing interest at the rate of 8% per annum with maturity dates of July 30, 1999. Principal of the loans is payable in three equal installments plus accrued interest on each of July 30, 1997, 1998, and 1999. On each scheduled repayment date, the amount then due (including accrued interest) will be forgiven by the Company provided that on such date the respective Officer continues to be employed by the Company. One-third of the principal of the loans to Dr. Hook and Mr. Spair was forgiven on both July 30, 1997 and 1998. One-third of the principal of the loan to Dr. McCulloch was forgiven on July 30, 1997. Dr. McCulloch repaid one-third of the principal of the loan and accrued interest in July, 1998. Dr. William McCulloch is no longer employed by the Company. The outstanding balance of the loans (plus all accrued interest) will be forgiven in full in the event that one of the following occurs: (i) the death or disability of the Officer (within the meaning of the respective Officer's employment agreement with the Company); (ii) the operations of the Company are terminated; (iii) the Company is liquidated; or
(iv) the Company undergoes a change of control.

         In 1995, the Company and the underwriter for the Company's initial public offering entered into a financial advisory agreement with a one-year term. Under the terms of the agreement, the Company recognized financial advisory fee expense of $150,000 in 1996.

         In connection with the execution of the definitive PZG licensing agreement between the Company and the Beyer Estate (see Note 3), a warrant to purchase 100,000 shares of the Company's Common Stock was issued to Paramount Capital Investments, LLC, an affiliate of the Placement Agent.

         In 1998, the Company awarded contingent bonuses of $35,000 each to Dr. Rose and Mr. Spair to be paid in the event that they continue to be employed on the earlier of (i) a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) a sale or other disposition of all or substantially all of the assets of the Company, (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or the shares of Common Stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, or (iv) March 31, 1999.

9. Proposed Acquisition of the Company

       The Company and SuperGen, Inc. ("SuperGen") entered into an Agreement and Plan of Reorganization dated as of January 18, 1999 ("Reorganization Agreement"). Under terms of the Reorganization Agreement, SuperGen will issue to Sparta stockholders 650,000 shares of SuperGen common stock (subject to adjustment) in exchange for all outstanding shares of Sparta Common and Preferred Stock. After the Merger, Sparta will operate as a wholly-owned subsidiary of SuperGen.

       The Company expects a special meeting of the Company's stockholders to vote on certain matters will occur in the second quarter of 1999. At the Special Meeting, stockholders will be asked to adopt and approve the Reorganization Agreement and approve the Merger. In addition, the Company's stockholders will be asked to approve amendments to the Company's Certificate of Incorporation. ("Amendments") The Amendments will increase the conversion rate in effect for the Sparta Series B' Preferred Stock and will eliminate the liquidation preference to which the holders of Sparta Series B' Preferred Stock are currently entitled. In addition to the approval of the Sparta stockholders, these transactions also remain subject to, among other things, the effectiveness of a registration statement and proxy statement and other customary closing conditions.

Exhibit Index
--------------
10.104............   Contingent Bonus Arrangement for Dr. Rose and Mr. Spair
23.1..............   Consent of Arthur Andersen LLP
23.2..............   Consent of Ernst & Young LLP
27.1..............   Financial Data Schedule