Form 10-Q
period 1999-03-31
SPARTA PHARMACEUTICALS INC
filed 1999-05-17
CIK 884019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999; OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____ .

                             Commission File Number
                                     0-23076

                          Sparta Pharmaceuticals, Inc.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                      56-1755527
          --------------------------  ---------------------------------
           (State of incorporation)   (IRS Employer Identification No.)


                111 Rock Rd.                  Horsham, PA 19044
      --------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 442-1700
      --------------------------------------------------------------------
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

As of May 14, 1999, there were outstanding 3,691,841 shares of Common Stock, $.001 par value per share.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                 --------------

                                      INDEX


Part I.   FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                                --------
          Item 1.   Consolidated Financial Statements (unaudited):
                    Consolidated Balance Sheets as of March 31, 1999 and
                        December 31, 1998                                                                           3
                    Consolidated Statements of Operations for the three-month
                        periods ended March 31, 1999 and 1998 and for the period
                        from June 12, 1990 (inception) to March 31, 1999                                            4
                    Consolidated Statements of Cash Flows for the three-month
                        periods ended March 31, 1999 and 1998 and for the period
                        from June 12, 1990 (inception) to March 31, 1999                                            5
                    Notes to Consolidated Financial Statements                                                      6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                                     7

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      9


Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                                                               10


SIGNATURES                                                                                                         11

PART I-FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                       March 31,                   December 31,
Assets                                                                   1999                          1998
                                                                      ----------                   ------------
Current assets:
  Cash and cash equivalents                                           $  1,532,163                 $  2,470,359
  Prepaid expenses and other assets                                         70,516                       14,719
                                                                      ------------                 ------------
         Total current assets                                            1,602,679                    2,485,078

Fixed assets, net                                                          105,553                      152,536
Other assets:
  License agreements, net of amortization
    of $109,109 in 1999 and $105,870 in 1998                                 5,679                        8,918
  Restricted Cash                                                           95,120                       94,448
                                                                      ------------                 ------------
                                                                      $  1,809,031                 $  2,740,980
                                                                      ============                 ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                               $    556,123                 $    528,090
                                                                      ------------                 ------------
         Total current liabilities                                         556,123                      528,090
                                                                      ------------                 ------------

Stockholders' equity:
  Preferred Stock, not designated, $.001 par value;
    authorized and unissued 8,882,731 shares                                   ---                          ---
  Series B' Convertible Preferred Stock, $.001 par value;
    authorized 2,117,269 shares; issued and outstanding
    813,741 shares in 1999 and 828,741 shares in 1998                          814                          829
  Common Stock, $.001 par value; authorized 72,000,000
    shares; issued and outstanding 3,691,841 shares in
    1999 and 3,651,843 shares in 1998                                        3,692                        3,652
  Additional paid-in capital                                            28,682,301                   28,682,326
  Stock subscriptions receivable                                           (66,667)                     (66,667)
  Deferred compensation                                                    (83,641)                    (100,443)
  Deficit accumulated during the development stage                     (27,283,591)                 (26,306,807)
                                                                      ------------                 ------------
         Total stockholders' equity                                      1,252,908                    2,212,890
                                                                      ------------                 ------------
                                                                      $  1,809,031                 $  2,740,980
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

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended March 31,
                                         -----------------------------------------                Period From
                                                                                                  June 12, 1990
                                                                                                 (Inception) to
                                                                                                    March 31,
                                             1999                         1998                        1999
                                             ----                         ----                        ----
Revenue:
  Grant income and contract revenue     $   132,760                   $  144,252                  $  1,028,243
  Interest income                            23,071                       76,745                     1,293,536
                                        -----------                   ----------                  ------------
       Total revenue                        155,831                      220,997                     2,321,779
                                        -----------                   ----------                  ------------

Operating expenses:
  Research and development                  802,287                      931,577                    17,394,705
  General and administrative                330,328                      284,567                     8,912,752
  Charge for acquired research
   and development                             ----                         ----                     3,297,913
                                        -----------                   ----------                  ------------
Net loss                                $  (976,784)                  $ (995,147)                 $(27,283,591)
                                        ===========                   ==========                  ============



Basic and diluted net loss per share    $      (.26)                  $     (.31)
                                        ===========                   ==========


Basic and diluted weighted average
 number of shares outstanding (Note 2)    3,688,360                    3,189,207
                                        ===========                   ==========


   The accompanying notes are an integral part of these financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Three Months ended March 31,         Period from June 12, 1990
                                                   --------------------------------------          (Inception) to
                                                          1999                 1998                March 31, 1999
                                                   ------------------    ----------------    ---------------------------
Operating activities:
Net loss........................................     $   (976,784)          (995,147)              (27,283,591)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Loss on investments.........................                -                  -                     3,316
    Depreciation and amortization...............           50,222             50,937                 1,190,119
    Write down of license agreement.............                -                  -                    45,200
    Acquired research & development.............                -                  -                 3,197,913
    Issuance of convertible notes for services..                -                  -                   220,474
    Issuance of stock for services..............                -             45,431                   288,022
    Compensation expense related to stock options
      and warrants granted......................           16,802             16,803                   518,996
    Compensation expense related to forgiveness
      of stock subscriptions receivable.........                -                  -                   116,667
    Changes in operating assets and liabilities,
      net of effect from acquisition:
      Prepaid expenses and other assets.........          (55,797)          (153,571)                  (70,516)
      Restricted cash...........................             (672)            (1,209)                  152,229
      Accounts payable and accrued expenses.....           28,033           (111,585)                  406,123
                                                     ------------       ------------             -------------
        Net cash used in operating activities ..         (938,196)        (1,148,341)              (21,215,048)
                                                     ------------       ------------             -------------

Investing activities:
Payment of acquisition related fees & expenses..                -                  -                  (128,842)
Purchases of available-for-sale securities......                -                  -                (2,576,468)
Maturities of available-for-sale securities.....                -          1,473,275                 2,573,152
Purchases of fixed assets.......................                -             (4,346)                 (147,943)
Acquisition of license agreements...............                -                  -                  (160,078)
                                                     ------------       ------------             -------------
        Net cash provided by (used in) investing
          activities............................                -          1,468,929                  (440,179)
                                                     ------------       ------------             -------------

Financing activities:
Proceeds from issuance of convertible notes
  and notes payable.............................                -                  -                 4,488,650
Repayment of notes payable......................                -                  -                  (640,000)
Proceeds from issuance of Common Stock..........                -                  -                 4,992,031
Repurchase of Common Stock......................                -                  -                       (45)
Proceeds from issuance of Preferred Stock.......                -                  -                14,816,704
Increase in debt issuance costs.................                -                  -                  (469,950)
                                                     ------------       ------------             -------------
         Net cash provided by financing
           activities ..........................                -                  -                23,187,390
                                                     ------------       ------------             -------------

Increase (Decrease) in cash and cash equivalents         (938,196)           320,588                 1,532,163
Cash and cash equivalents at beginning of period        2,470,359          4,767,317                         -
                                                     ------------       ------------             -------------
Cash and cash equivalents at end of period......     $  1,532,163       $  5,087,905             $   1,532,163
                                                     ============       ============             =============


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

     In January 1999, the Company and SuperGen, Inc. ("SuperGen") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") pursuant to which a subsidiary of SuperGen will merge with and into the Company (the "Merger"). If the Merger and related amendments to Sparta's Certificate of Incorporation are approved by Sparta's stockholders, after the Merger, Sparta will operate as a wholly owned subsidiary of SuperGen.

     Due to the proposed merger with SuperGen, further clinical development will be minimized until such time as the Company's portfolio of compounds has been integrated into SuperGen's portfolio and the priority for all compounds has been established.

2.   Basis of Presentation

     The consolidated financial statements include the accounts of Sparta Pharmaceuticals, Inc. and Orizon Pharmaceuticals, Inc., a 95% owned subsidiary. The Company recognizes 100% of Orizon's net loss in its consolidated results of operations. All intercompany balances and transactions have been eliminated.

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Results for the interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year. All common stock and per share amounts in the accompanying Consolidated Financial Statements, for periods prior to May 13, 1998, have been retroactively restated to reflect the one-for-five reverse stock split of its common stock.

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 1999 and 1998, the effects of the (i) exercise of outstanding stock options and warrants and (ii) conversion of the outstanding shares of convertible preferred stock (as if converted on their dates of issuance) were excluded from the calculation of diluted EPS because their effect was antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sparta is a development stage pharmaceutical company engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life-threatening diseases including cancer, cardiovascular disorders, chronic metabolic diseases and inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the foreseeable future. As of March 31, 1999, the Company's accumulated deficit was $27,283,591.

General

     In January 1999, the Company and SuperGen, Inc. entered into an Agreement and Plan of Reorganization pursuant to which a subsidiary of SuperGen will merge with and into the Company. If the Merger and related amendments to Sparta's Certificate of Incorporation are approved by Sparta's stockholders, after the Merger, Sparta will operate as a wholly-owned subsidiary of SuperGen. In the Merger, the Company's stockholders will receive 650,000 shares of SuperGen Common Stock (subject to adjustment) in exchange for all shares of Common Stock and Series B' Convertible Preferred Stock of Sparta ("Series B' Preferred Stock") that they own.

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

     The Company expects a special meeting of the Company's stockholders to vote on the Merger and related matters ("Special Meeting") will occur in the third quarter of 1999. At the Special Meeting, stockholders will be asked to adopt and approve the Reorganization Agreement and approve the Merger. In addition, Sparta stockholders will be asked to approve certain amendments to the Company's Certificate of Incorporation. The Amendments will increase the conversion rate in effect for the Sparta Series B' Preferred Stock so that each full share of such preferred stock will be convertible into 16.4 shares of Sparta Common Stock (instead of 2.666667 shares of Sparta Common Stock). In exchange for this increase in the conversion rate, the Amendments will eliminate the liquidation preference to which the holders of Sparta Series B' Preferred Stock are currently entitled. In addition to approval by Sparta's stockholders, these transactions also remain subject to, among other things, the effectiveness of a registration statement and proxy statement and other customary closing conditions.

Results of Operations

Three Months Ended March 31, 1998 and 1999

     Revenue decreased from $220,997 for the three months ended March 31, 1998 to $155,831 for the three months ended March 31, 1999 due primarily to a lower level of interest income. The Company recorded grant income of $144,252 and $132,760 for the three months ended March 31, 1998 and 1999, respectively, under two Small Business Innovation Research grants awarded in 1997 and 1998. Interest income decreased from $76,745 in the first quarter of 1998 to $23,071 in the first quarter of 1999 due to a lower level of funds available for investment as the Company has consumed funds for continuing operations. Interest income is likely to decrease in subsequent quarters unless the Company is able to secure additional funding.

     Research and development expenses decreased from $931,577 in the first quarter of 1998 to $802,287 in the first quarter of 1999. This decrease is attributable to decreased (a) personnel expenses, (b) legal expenses, primarily for patent filings, (c) license agreement expenses, (d) office expenses, and (e) insurance expenses, partially offset by a small increase in clinical trial expenses. Due to (and assuming the closing of) the proposed merger with SuperGen, further clinical development will be minimized until such time as the Company's portfolio of compounds has been integrated into SuperGen's portfolio and the priority for all compounds has been established.

     General and administrative expenses increased from $284,567 in the first quarter of 1998 to $330,328 in the first quarter of 1999. This increase is principally due to an increase in (a) costs associated with the proposed Merger including legal expenses, and (b) personnel expenses, partially offset by decreases in (a) investor/public relations expense, (b) bank fees, (c) non-legal professional fees, (d) office expenses, and (e) insurance expenses.


Liquidity and Capital Resources

     The Company has used $21,215,048 to fund operations from inception through March 31, 1999. The Company has financed its operations to date from the proceeds of its private placements concluded in 1996, its initial public offering in 1994, prior placements of equity and convertible debt securities and investment income. In 1999, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate amount of $177,000, of which $2,000 had been paid as of April 26, 1999.

     The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments in cash, and under the terms of one agreement, with a combination of cash and common stock. The Company anticipates making aggregate payments of approximately $473,000 during the terms of the agreements that were in effect as of April 26, 1999. Provided that there is adequate financing, the amount of the Company's obligations under research agreements can be expected to increase. In addition, the Company is a party to employment agreements with two of its executive officers as well as certain consulting agreements which provide for aggregate annual, minimum payments of $346,000 and $130,000, respectively, of which approximately $318,000 is still owed as of April 26, 1999. The Company is a party to an operating lease agreement which will require the Company to make payments of approximately $65,000 in 1999, of which approximately $37,000 has already been paid. The agreement also requires the Company to pay a certain amount of contingent rentals based upon operating, maintenance, management, and repair expenses incurred by the lessor. The agreement expires in July, 1999. The Company is currently negotiating to remain in its leased facility at least through the time of the Merger.

     As of March 31, 1999, the Company had cash and cash equivalents of $1,532,163, accounts payable and accrued expenses of $556,123, and working capital of $1,046,556.

     The Company currently anticipates that the available cash, cash equivalents, and investments will be sufficient to fund operations through the third quarter of 1999. If the proposed Merger with SuperGen is not approved and completed, the Company will be left in a precarious financial position requiring the immediate infusion of additional capital in order to survive as a going concern. At this time, the Company has no other viable strategic alternatives to the Merger and no current commitment to obtain additional funding and is unable to state the amount or potential source of such additional funds. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding would be reasonably likely to result in significant dilution to existing stockholders. If adequate funds are not available when needed, the Company will need to significantly scale back its activities and eventually cease operations altogether. In that case, if Sparta were required to liquidate, it is likely that the holders of Sparta preferred stock would receive significantly less than their liquidation preference and holders of common stock would receive nothing.

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

     If significant contractor's software applications prove to be non-compliant, Sparta may experience difficulties after January 1, 2000. Sparta has not yet clearly identified its most reasonably likely worst case scenario and therefore a contingency plan has not yet been developed.

----------

     This quarterly report contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including without limitation, the potential Merger with SuperGen and the length of time that available cash and equivalents will be sufficient to fund operations. Such statements are made based on management's current expectations and beliefs, and actual results may vary from those currently anticipated based upon a number of factors, including failure to receive stockholder approval of, or to otherwise consummate, the Merger, uncertainties inherent in the drug development process, progress in the Company's research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company undertakes no obligation to release publicly any revisions which may be made to reflect events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not have any material market risk sensitive financial instruments.

PART II-OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits

Exhibit No.       Description
-----------       -----------

  27     --       Financial Data Schedule.

         ---------------

       (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter:

       On January 20, 1999, a report on form 8-K dated January 19, 1999 was filed with the Securities and Exchange Commission announcing the execution of a definitive merger agreement under which SuperGen, Inc. will acquire all of the outstanding capital stock of Sparta Pharmaceuticals, Inc. in exchange for 650,000 newly issued shares of SuperGen common stock (subject to adjustments under certain circumstances). The acquisition is subject to the approval of Sparta stockholders and other customary closing conditions.

Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Sparta Pharmaceuticals, Inc.


May 17, 1999             By: /s/ Jerry B. Hook
------------                -------------------------------------------------
Date                     Jerry B. Hook, Ph.D.
                         Chairman of the Board, President and Chief Executive
                         Officer (principal executive officer)




May 17, 1999             By: /s/ Ronald H. Spair
------------                -------------------------------------------------
Date                     Ronald H. Spair
                         Sr. Vice President and Chief Financial
                         Officer (principal financial officer)

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------

Exhibit
Number                  Description                                  Page
------                  -----------                                  ----


27             --  Financial Data Schedule.                           13