Form 10-Q
period 1999-06-30
SPARTA PHARMACEUTICALS INC
filed 1999-08-13
CIK 884019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999; OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO       .
                                                               ----    -----

                             Commission File Number
                                     0-23076

                          Sparta Pharmaceuticals, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                   56-1755527
    ------------------------                 ------------------------------
    (State of incorporation)                 (IRS Employer Identification No.)


                         111 Rock Rd. Horsham, PA 19044
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (215) 442-1700
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

As of August 10, 1999, there were outstanding 3,691,841 shares of Common Stock, $.001 par value per share.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              -------------------

                                      INDEX



Part I.   FINANCIAL INFORMATION                                                                  Page No.

          Item 1.   Consolidated Financial Statements (unaudited):
                    Consolidated Balance Sheets as of June 30, 1999 and
                        December 31, 1998                                                            3
                    Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1999 and 1998 and for the period
                        from June 12, 1990 (inception) to June 30, 1999                              4
                    Consolidated Statements of Cash Flows for the six-month
                         periods ended June 30, 1999 and 1998 and for the period
                        from June 12, 1990 (inception) to June 30, 1999                              5
                    Notes to Consolidated Financial Statements                                       6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                      7

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       9


Part II.  OTHER INFORMATION

          Item 2.  Changes in Securities and use of Proceeds                                        10

          Item 6.   Exhibits and Reports on Form 8-K                                                10


SIGNATURES                                                                                          11



PART I-FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                               June 30,     December 31,
Assets                                                          1999            1998
                                                            ------------    ------------

Current assets:
  Cash and cash equivalents                                 $  1,215,798    $  2,470,359
  Prepaid expenses and other assets                               45,661          14,719
                                                            ------------    ------------
         Total current assets                                  1,261,459       2,485,078

Fixed assets, net                                                 35,007         152,536
Other assets:
  License agreements, net of amortization
    of $112,349 in 1999 and $105,870 in 1998                       2,439           8,918
  Restricted Cash                                                 96,180          94,448
                                                            ------------    ------------
                                                            $  1,395,085    $  2,740,980
                                                            ============    ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                     $    379,694    $    528,090
                                                            ------------    ------------
         Total current liabilities                               379,694         528,090
                                                            ------------    ------------

Stockholders' equity:
  Preferred Stock, not designated, $.001 par value;
    authorized and unissued 8,882,731 shares                        --              --
  Series B' Convertible Preferred Stock, $.001 par value;
    authorized 2,117,269 shares; issued and outstanding
    813,741 shares in 1999 and 828,741 shares in 1998                814             829
  Common Stock, $.001 par value; authorized 72,000,000
    shares; issued and outstanding 3,691,841 shares in
    1999 and 3,651,843 shares in 1998                              3,692           3,652
  Additional paid-in capital                                  28,682,301      28,682,326
  Stock subscriptions receivable                                 (66,667)        (66,667)
  Deferred compensation                                          (66,838)       (100,443)
  Deficit accumulated during the development stage           (27,537,911)    (26,306,807)
                                                            ------------    ------------
         Total stockholders' equity                            1,015,391       2,212,890
                                                            ------------    ------------
                                                            $  1,395,085    $  2,740,980
                                                            ============    ============





   The accompanying notes are an integral part of these financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                    Three Months Ended                Six Months Ended          Period From
                                                          June 30,                        June 30,            June 12, 1990
                                                                                                              (Inception) to
                                                                                                                 June 30,
                                                    1999           1998             1999            1998           1999
                                               ------------    ------------    ------------    ------------    ------------

Revenue:
  Grant, contract and license fee income       $     74,589    $    271,600    $    207,349    $    415,852    $  1,102,832
  Interest income                                    15,091          64,323          38,162         141,068       1,308,627
                                               ------------    ------------    ------------    ------------    ------------
       Total revenue                                 89,680         335,923         245,511         556,920       2,411,459
                                               ------------    ------------    ------------    ------------    ------------

Operating expenses:
  Research and development                          248,776         961,717       1,051,063       1,893,294      17,643,481
  General and administrative                        257,674         326,872         588,002         611,439       9,170,426
  Gain on sale of fixed assets                     (162,450)           --          (162,450)           --          (162,450)
  Charge for acquired research
   and development                                     --              --              --              --         3,297,913
                                               ------------    ------------    ------------    ------------    ------------
Net loss                                       $   (254,320)   $   (952,666)   $ (1,231,104)   $ (1,947,813)   $(27,537,911)
                                               ============    ------------    ------------    ============    ============



Basic and diluted net loss per share           $       (.07)   $       (.28)   $       (.33)   $       (.59)
                                               ============    ============    ============    ============


Basic and diluted weighted average
 number of shares outstanding (Note 2)            3,691,841       3,414,072       3,690,110       3,302,261
                                               ============    ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                          SPARTA PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Six Months ended June 30,      Period from June 12,
                                                                          -----------------------------    1990 (Inception) to
                                                                              1999            1998           June 30, 1999
                                                                          ------------    ------------     --------------------
Operating activities:
Net loss                                                                  $ (1,231,104)   $ (1,947,813)       $(27,537,911)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Loss on investments                                                          --              --                 3,316
     Depreciation and amortization                                              86,458         101,241           1,226,355
     Gain on sale of fixed assets                                             (162,450)           --              (162,450)
     Write down of license agreement                                              --              --                45,200
     Acquired research & development                                              --              --             3,197,913
     Issuance of convertible notes for services                                   --              --               220,474
     Issuance of stock for services                                               --            45,430             288,022
     Compensation expense related to stock options
       and warrants granted                                                     33,605          33,605             535,799
     Compensation expense related to forgiveness of stock
       subscriptions receivable                                                   --              --               116,667
     Changes in operating assets and liabilities, net of effect from acquisition:
          Prepaid expenses and other assets                                    (30,942)        (89,963)            (45,661)
          Restricted cash                                                       (1,732)         (3,682)            151,169
          Accounts payable and accrued expenses                               (148,396)       (234,574)            229,694
                                                                          ------------    ------------        ------------
                         Net cash used in operating activities              (1,454,561)     (2,095,756)        (21,731,413)
                                                                          ------------    ------------        ------------

Investing activities:
Payment of acquisition related fees & expenses                                    --              --              (128,842)
Purchases of available-for-sale securities                                        --              --            (2,576,468)
Maturities of available-for-sale securities                                       --         1,473,275           2,573,152
Purchases of fixed assets                                                         --            (4,346)           (147,943)
Proceeds from sale of fixed assets                                             200,000            --               200,000
Acquisition of license agreements                                                 --              --              (160,078)
                                                                          ------------    ------------        ------------
                         Net cash provided by (used in) investing
                         activities                                            200,000       1,468,929            (240,179)
                                                                          ------------    ------------        ------------
Financing activities:
Proceeds from issuance of convertible notes and notes
  payable                                                                          --              --             4,488,650
Repayment of notes payable                                                         --              --              (640,000)
Proceeds from issuance of Common Stock                                             --              --             4,992,031
Repurchase of Common Stock                                                         --              --                   (45)
Proceeds from issuance of Preferred Stock                                          --              --            14,816,704
Increase in debt issuance costs                                                    --              --              (469,950)
                                                                           ------------    ------------        ------------
                         Net cash provided by financing activities                 --              --            23,187,390
                                                                           ------------    ------------        ------------

Increase (Decrease) in cash and cash equivalents                             (1,254,561)       (626,827    )      1,215,798
Cash and cash equivalents at beginning of period                              2,470,359       4,767,317                --
                                                                           ------------    ------------        ------------
Cash and cash equivalents at end of period                                 $  1,215,798    $  4,140,490        $  1,215,798
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

     In January 1999, the Company and SuperGen, Inc. ("SuperGen") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") pursuant to which a subsidiary of SuperGen will merge with and into the Company (the "Merger"). At the Special Meeting of Stockholders held on August 10, 1999, the Stockholders of Sparta Pharmaceuticals, Inc. approved the Merger and related amendments to Sparta's Certificate of Incorporation. As of the effective date of the Merger, Sparta will become a wholly-owned subsidiary of SuperGen. The Company's common stock will be de-registered and will discontinue trading on the OTC Bulletin Board.

     Due to the pending merger with SuperGen, further clinical development will be minimized until such time as the Company's portfolio of compounds has been integrated into SuperGen's portfolio and the priority for all compounds has been established.

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

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the six months ended June 30, 1999 and 1998, the effects of the (i) exercise of outstanding stock options and warrants and (ii) conversion of the outstanding shares of convertible preferred stock (as if converted on their dates of issuance) were excluded from the calculation of diluted EPS because their effect was antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sparta is a development stage pharmaceutical company engaged in the business of acquiring rights to, and developing for commercialization, technologies and drugs for the treatment of a number of life-threatening diseases including cancer, cardiovascular disorders, chronic metabolic diseases and inflammation. Sparta has not derived revenues from the sale of any products and expects to incur substantial operating losses for the foreseeable future. As of June 30, 1999, the Company's accumulated deficit was $27,537,911.

General

     In January 1999, the Company and SuperGen, Inc. entered into an Agreement and Plan of Reorganization pursuant to which a subsidiary of SuperGen will merge with and into the Company. At the Special Meeting of Stockholders held on August 10, 1999, the stockholders of Sparta approved the Merger and related amendments to Sparta's Certificate of Incorporation. As of the effective date of the Merger, Sparta will become a wholly-owned subsidiary of SuperGen. The Company's common stock will be de-registered and will discontinue trading on the OTC Bulletin Board.

     Sparta stockholders will receive a combination of SuperGen common stock and warrants to purchase SuperGen Common Stock in exchange for all shares of Sparta common stock and Sparta preferred stock that they own. The SuperGen common stock underlying the purchase price will aggregate 650,000 shares, with the exact number of shares of SuperGen common stock and SuperGen warrants to purchase common stock determined by reference to the average closing price of SuperGen's common stock over the 30 trading days immediately preceding the completion of the merger.

Results of Operations

Three Months Ended June 30, 1998 and 1999

     Revenue decreased from $335,923 for the three months ended June 30, 1998 to $89,680 for the three months ended June 30, 1999 due to a lower level of interest income, grant income and license fee income. The Company recorded grant income of $121,600 and $74,589 for the three months ended June 30, 1998 and 1999, respectively, under two Small Business Innovation Research grants awarded in 1997 and 1998. The Company also recorded license fee income from Schering-Plough Ltd. and Schering Corporation of $150,000 for the three months ended June 30, 1998. Interest income decreased from $64,323 in the second quarter of 1998 to $15,091 in the second quarter of 1999 due to a lower level of funds available for investment as the Company has consumed funds for continuing operations.

     Research and development expenses decreased from $961,717 in the second quarter of 1998 to $248,776 in the second quarter of 1999. This decrease is attributable to decreased (a) personnel expenses, (b) clinical trial expenses,
(c) license agreement expenses, and (d) office expenses. Further clinical development will be minimized until such time as the Company's portfolio of compounds has been integrated into SuperGen's portfolio and the priority for all compounds has been established.

     General and administrative expenses decreased from $326,872 in the second quarter of 1998 to $257,674 in the second quarter of 1999. This decrease is principally due to a decrease in (a) investor/public relations expense, (b) bank and financial fees, (c) non-legal professional fees, (d) office expenses, and
(e) insurance expenses, offset by costs associated with the Merger.

     The Company recognized a gain of $162,450 related to the disposition of certain leasehold improvements and equipment located at its Horsham facility during the second quarter of 1999.

Six Months Ended June 30, 1998 and 1999

     Revenue decreased from $556,920 for the six months ended June 30, 1998 to $245,511 for the six months ended June 30, 1999 due to a lower level of interest income, grant income and license fee income. The Company recorded grant income of $265,852 and $207,349 for the six months ended June 30, 1998 and 1999, respectively, under two Small Business Innovation Research grants awarded in 1997 and 1998. The Company also recorded license fee income of $150,000 for the six months ended June 30, 1998. Interest income decreased from $141,068 in the first six months of 1998 to $38,162 in the first six months of 1999 due to a lower level of funds available for investment as the Company has consumed funds for continuing operations.

     Research and development expenses decreased from $1,893,294 in the first six months of 1998 to $1,051,063 in the first six months of 1999. This decrease is attributable to decreased (a) personnel expenses, (b) clinical trial expenses, (c) legal expenses, primarily for patent filings, (d) license agreement expenses, (e) office expenses, and (f) insurance expenses. Further clinical development will be minimized until such time as the Company's portfolio of compounds has been integrated into SuperGen's portfolio and the priority for all compounds has been established.

     General and administrative expenses decreased from $611,439 in the second quarter of 1998 to $588,002 in the second quarter of 1999. This decrease is principally due to decreases in (a) investor/public relations expense, (b) bank and financial fees, (c) non-legal professional fees, (d) office expenses, and
(e) insurance expenses, offset by costs associated with the proposed Merger.

     The Company recognized a gain of $162,450 related to the disposition of certain leasehold improvements and equipment located at its Horsham facility during the second quarter of 1999.

Liquidity and Capital Resources

     The Company has used $21,731,413 to fund operations from inception through June 30, 1999. The Company has financed its operations to date from the proceeds of its private placements concluded in 1996, its initial public offering in 1994, prior placements of equity and convertible debt securities and investment income. In 1999, the Company is obligated under its license agreements to make minimum royalty payments and an annual maintenance fee in the aggregate amount of $177,000, of which $2,000 had been paid as of August 10, 1999.

     The Company is a party to several research agreements, clinical trial production contracts and agreements with clinical research organizations which require future payments of approximately $193,000 during the terms of the agreements that were in effect as of August 10, 1999. In addition, the Company is a party to certain severance agreements that will require payments in the aggregate of approximately $320,000 by the Company.

     As of June 30, 1999, the Company had cash and cash equivalents of $1,215,798, accounts payable and accrued expenses of $379,694, and working capital of $881,765.

     The Company currently anticipates that the available cash, cash equivalents, and investments will be sufficient to fund operations through the third quarter of 1999. Although the Company expects that the Merger will be completed on or about August 12, 1999, subject to fulfillment of certain conditions of closing, if the proposed Merger is not completed, the Company will be left in a precarious financial position requiring the immediate infusion of additional capital in order to survive as a going concern. At this time, the Company has no other viable strategic alternatives to the Merger and no current commitment to obtain additional funding and is unable to state the amount or potential source of such additional funds. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding would be reasonably likely to result in significant dilution to existing stockholders. If adequate funds are not available when needed, the Company will need to significantly scale back its activities and eventually cease operations altogether. In that case, if Sparta were required to liquidate, it is likely that the holders of Sparta preferred stock would receive significantly less than their liquidation preference and holders of common stock would receive nothing.

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

----------

     This quarterly report contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including without limitation, the potential Merger with SuperGen and the length of time that available cash and equivalents will be sufficient to fund operations. Such statements are made based on management's current expectations and beliefs, and actual results may vary from those currently anticipated based upon a number of factors, including failure to consummate the Merger, uncertainties inherent in the drug development process, progress in the Company's research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses of patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company undertakes no obligation to release publicly any revisions which may be made to reflect events or circumstances after the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not have any material market risk sensitive financial instruments.

PART II-OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

              As a condition to the Merger, at the Special Meeting of Stockholders held on August 10, 1999, the Sparta stockholders approved amendments to Sparta's certificate of incorporation which increased the conversion rate for the Series B' Convertible Preferred Stock to 16.4 from
2.666667 in exchange for the elimination of the liquidation preference for that preferred stock. These amendments will become effective shortly before the effective time of the Merger.

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

Sparta Pharmaceuticals, Inc.

 August 10, 1999                         By:    /s/ Jerry B. Hook
----------------                             ----------------------------------
 Date                                    Jerry B. Hook, Ph.D.
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (principal  executive officer)



 August 10, 1999                         By:    /s/ Ronald H. Spair
----------------                             ----------------------------------
 Date                                    Ronald H. Spair
                                         Sr. Vice President and Chief Financial
                                         Officer  (principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number                          Description                            Page



27             -- Financial Data Schedule.                               13